Form 10-Q
period 2015-10-02
CSRA Inc.
filed 2015-12-04
CIK 1646383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 2, 2015

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 001-37494

CSRA INC.
(Exact name of Registrant as specified in its charter)

Nevada	47-4310550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3170 Fairview Park Drive
Falls Church, Virginia	22042
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (703) 642-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
163,931,608 shares of Common Stock, $0.001 par value, were outstanding on November 30, 2015.

EXPLANATORY NOTE

On November 6, 2015, the Registration Statement on Form 10 filed under the Securities Exchange Act of 1934 (the “Form 10”) of CSRA Inc. (“CSRA”), a wholly-owned subsidiary of Computer Sciences Corporation (“CSC”), formed for the purpose of effecting the Spin-Off and Mergers (as defined below), was declared effective by the Securities and Exchange Commission. On November 27, 2015, CSC completed the spin-off of its wholly-owned subsidiary, CSRA, which owns the Computer Sciences GS Business (as described in the Information Statement attached as Exhibit 99.1 to the Form 10), to CSC shareholders of record on November 18, 2015 (the “Spin-Off”). On November 30, 2015, following two mergers (the “Mergers”) involving SRA Companies, Inc. (“SRA ”) and two wholly-owned subsidiaries of CSRA, SRA International, Inc. became an indirect wholly-owned subsidiary of CSRA.

Because CSRA’s Form 10 became effective after October 2, 2015, the end of our fiscal second quarter, and the Spin-Off and the Mergers were not consummated until November 27, 2015 and November 30, 2015, respectively, the unaudited Combined Condensed Financial Statements presented in this Quarterly Report on Form 10-Q (“Form 10-Q”) include only the legacy Computer Sciences GS Business activity for the periods presented. Additionally, certain limited supplemental pro forma financial information for CSRA reflecting the Mergers is included in this Form 10-Q in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Beginning with the quarterly period ending January 1, 2016, CSRA will report consolidated financial results for CSRA that reflect the consummation of both the Spin-Off and the Mergers.

In this Form 10-Q, unless the context otherwise requires, “CSRA,” “Computer Sciences GS,” “we,” “our” and “us” refer to CSRA Inc. and its combined subsidiaries after giving effect to the Spin-Off for periods prior to the consummation of the Mergers; “CSRA”, “we”, “our” and “us” refer to CSRA Inc. and its combined subsidiaries, including the combined business of SRA, after giving effect to the Spin-Off and the Mergers for periods following the consummation of the Mergers.

COMPUTER SCIENCES GS BUSINESS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES GS BUSINESS
COMBINED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Dollars in thousands)	October 2, 2015	April 3, 2015
Current assets
Cash and cash equivalents	$9,750	$4,979
Receivables, net of allowance for doubtful accounts of $14,337 (fiscal 2016) and $14,733 (fiscal 2015)	471,986	696,727
Prepaid expenses and other current assets	77,358	92,665
Total current assets	559,094	794,371

Intangible and other assets
Goodwill	791,779	802,582
Customer-related and other intangible assets, net of accumulated amortization of $157,835 (fiscal 2016) and $150,295 (fiscal 2015)	25,865	33,405
Software, net of accumulated amortization of $79,160 (fiscal 2016) and $75,544 (fiscal 2015)	41,484	35,261
Other assets	57,325	58,931
Total intangible and other assets	916,453	930,179

Property and equipment, net of accumulated depreciation of $723,659 (fiscal 2016) and $696,796 (fiscal 2015)	437,909	436,732
Total assets	$1,913,456	$2,161,282

Current liabilities
Accounts payable	$139,751	$130,551
Accrued payroll and related costs	88,986	109,539
Accrued expenses and other current liabilities	398,071	440,606
Current capital lease liability	19,212	21,351
Deferred income tax liabilities	60,817	89,608
Total current liabilities	706,837	791,655

Noncurrent capital lease liability	132,195	129,933
Noncurrent deferred income tax liabilities	92,481	63,689
Other long-term liabilities	93,929	80,957
Parent equity
Net Parent investment	862,328	1,067,492
Accumulated other comprehensive loss	(2,409)	(405)
Noncontrolling interests	28,095	27,961
Total Parent equity	888,014	1,095,048
Total liabilities and Parent equity	$1,913,456	$2,161,282

See accompanying notes to Combined Condensed Financial Statements (unaudited)

COMPUTER SCIENCES GS BUSINESS
COMBINED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Revenue	$967,146	$1,033,776	$1,923,950	$2,064,377
Related party revenue	1,907	2,512	4,035	5,218
Total revenue	969,053	1,036,288	1,927,985	2,069,595

Cost of services	754,956	817,312	1,527,886	1,649,639
Related party cost of services	1,907	2,512	4,035	5,218
Total cost of services (excludes depreciation and amortization)	756,863	819,824	1,531,921	1,654,857
Selling, general and administrative expenses	44,122	48,356	84,752	91,741
Depreciation and amortization	34,714	35,649	67,666	71,047
Separation and merger costs	41,508	—	56,285	—
Interest expense, net	5,472	5,509	10,953	11,209
Other (income) expense, net	(1,758)	906	(21,085)	2,365
Total costs and expenses	880,921	910,244	1,730,492	1,831,219

Income from continuing operations before taxes	88,132	126,044	197,493	238,376
Income tax expense	35,407	47,531	77,798	88,796
Income from continuing operations	52,725	78,513	119,695	149,580
Loss from discontinued operations, net of taxes	—	—	—	(1,423)
Net income	52,725	78,513	119,695	148,157
Less: noncontrolling interests	4,836	4,908	9,129	9,257
Net income attributable to Parent	$47,889	$73,605	$110,566	$138,900

See accompanying notes to Combined Condensed Financial Statements (unaudited)

COMPUTER SCIENCES GS BUSINESS
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Net income	$52,725	$78,513	$119,695	$148,157

Other comprehensive (loss) income
Amortization of prior service cost	(770)	8	(1,543)	17
Foreign currency translation adjustments	(535)	(737)	(456)	(309)
Other comprehensive loss	(1,305)	(729)	(1,999)	(292)

Comprehensive income	51,420	77,784	117,696	147,865
Less: comprehensive income attributable to noncontrolling interest	4,836	4,908	9,129	9,257
Comprehensive income attributable to Parent	$46,584	$72,876	$108,567	$138,608

See accompanying notes to Combined Condensed Financial Statements (unaudited)

COMPUTER SCIENCES GS BUSINESS
COMBINED CONDENSED STATEMENTS OF CHANGES IN PARENT EQUITY (unaudited)

(Dollars in thousands)	Net Parent Investment	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Parent Equity
Balance at April 3, 2015	$1,067,492	$(405)	$27,961	$1,095,048
Net income	110,566	—	9,129	119,695
Pension and other postretirement plans	—	(1,548)	5	(1,543)
Foreign currency translation adjustment	—	(456)	—	(456)
Net transfers to Parent	(315,730)	—	(9,000)	(324,730)
Balance at October 2, 2015	$862,328	$(2,409)	$28,095	$888,014

(Dollars in thousands)	Net Parent Investment	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Parent Equity
Balance at March 28, 2014	$1,128,752	$(743)	$30,876	$1,158,885
Net income	138,900	—	9,257	148,157
Pension and other postretirement plans	—	13	4	17
Foreign currency translation adjustment	—	(309)	—	(309)
Net transfers to Parent	(165,423)	—	(8,999)	(174,422)
Balance at October 3, 2014	$1,102,229	$(1,039)	$31,138	$1,132,328

See accompanying notes to Combined Condensed Financial Statements (unaudited)

COMPUTER SCIENCES GS BUSINESS
COMBINED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)	Six Months Ended
	October 2, 2015	October 3, 2014
Cash flows from operating activities:
Net income	$119,695	$148,157
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	67,666	71,047
Stock-based compensation	4,109	8,560
Net (gain) loss on dispositions of businesses and assets	(11,124)	1,057
Amortization of above market contract intangibles	4,580	4,944
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in assets	236,846	60,279
Decrease in liabilities	(55,840)	(38,637)
Cash provided by operating activities	365,932	255,407

Cash flows from investing activities:
Purchases of property and equipment	(37,811)	(25,226)
Software purchased and developed	(10,027)	(2,005)
Payments for acquisitions, net of cash acquired	86	(35,514)
Proceeds from business dispositions	34,000	3,000
Proceeds from disposals of assets	681	4,571
Cash used in investing activities	(13,071)	(55,174)

Cash flows from financing activities:
Payments on lease liability	(9,762)	(15,144)
Net transfers to Parent	(338,328)	(180,189)
Cash used in financing activities	(348,090)	(195,333)

Net increase in cash and cash equivalents	4,771	4,900
Cash and cash equivalents at beginning of period	4,979	3,979
Cash and cash equivalents at end of period	$9,750	$8,879

Supplemental cash flow information:
Cash paid for taxes	$77,798	$88,464
Cash paid for interest	$10,187	$11,443
Capital expenditures in accounts payable and accrued expenses	$11,420	$4,769

See accompanying notes to Combined Condensed Financial Statements (unaudited)

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Note 1 - Basis of Presentation and Recent Accounting Pronouncements

CSRA Inc. (“CSRA”) is a provider of IT services to the U.S. federal government. CSRA delivers IT, mission, and operations-related services across the U.S. federal government to the Department of Defense (“DoD”), Intelligence Community and homeland security, civil and healthcare agencies, as well as to certain state and local government agencies through two segments: (1) Defense and Intelligence and (2) Civil.

On November 27, 2015, Computer Sciences Corporation (“CSC” or “Parent”) completed the spin-off of CSRA, including the Computer Sciences GS Business (as defined in the Information Statement attached as Exhibit 99.1 to CSRA’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) to CSC shareholders of record (the “Spin-Off”)). To effect the separation, CSC distributed all of the shares of CSRA common stock on a pro rata basis to the record holders of CSC common stock. Following the distribution of shares, CSC and CSRA paid a special dividend which, in aggregate, totaled $10.50 per share. Of that $10.50 per share dividend, $2.25 was paid by CSC and $8.25 was paid by CSRA.

Following the Spin-Off, on November 30, 2015 CSRA also completed its previously announced mergers which resulted in SRA Companies, Inc. (“SRA”) merging with and into a wholly-owned subsidiary of CSRA (the “Mergers”). As a result, SRA International Inc. became an indirect wholly-owned subsidiary of CSRA. Pursuant to the Agreement and Plan of Merger, dated as of August 31, 2015, by and among CSRA, CSC, SRA, SRA International, Inc., Star First Merger Sub Inc., Star Second Merger Sub LLC and certain stockholders of SRA (the “Merger Agreement”), CSRA agreed to pay merger consideration consisting of cash and shares of CSRA. Merger consideration consisted of (1) $390,000 in cash and (2) shares of CSRA common stock representing in the aggregate approximately 15.32% of the total number of shares of CSRA common stock outstanding immediately after the Mergers were completed.

CSRA’s Amendment No. 6 to the Registration Statement on Form 10, filed with the SEC (the “Form 10”), was declared effective on November 6, 2015. CSRA common stock began regular-way trading on the New York Stock Exchange on November 30, 2015 under the ticker symbol CSRA.

The interim period unaudited Combined Condensed Financial Statements included herein, as of October 2, 2015 and for the three and six months ended October 2, 2015 and October 3, 2014, have been derived from the interim unaudited consolidated condensed financial statements and accounting records of CSC as if the Computer Sciences GS Business operated on a standalone basis during the periods presented and were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited Combined Condensed Financial Statements as of and for the three and six months ended October 2, 2015 and October 3, 2014 should be read in conjunction with the audited Combined Financial Statements and the combined notes included in the Information Statement attached as Exhibit 99.1 to the Form 10 filed on November 6, 2015 (the “Form 10 Information Statement”). In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included.

Historically, the Computer Sciences GS Business consisted of the business of CSC’s North American Public Sector segment and did not operate as a separate, standalone entity. The Computer Sciences GS Business operated as part of CSC and its financial position and the related results of operations, cash flows and changes in parent equity have been reported in CSC’s Consolidated Financial Statements. After the Spin-Off, CSC does not have any beneficial ownership of CSRA or the Computer Sciences GS Business and the Computer Sciences GS Business results will not be consolidated in CSC’s financial results.
The historical results of operations, financial position, and cash flows of the Computer Sciences GS Business presented in these unaudited Combined Condensed Financial Statements may not be indicative of what they would have been had the Computer Sciences GS Business actually been a separate standalone entity, nor are they necessarily indicative of the Computer Sciences GS Business’s or CSRA’s future results of operations, financial position and cash flows.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

The unaudited Combined Condensed Financial Statements and notes of the Computer Sciences GS Business include Computer Sciences Government Services Inc., its subsidiaries, and the joint ventures and partnerships over which the Computer Sciences GS Business has a controlling financial interest. The Computer Sciences GS Business uses the equity method to account for investments in business entities that it does not control if it is otherwise able to exert significant influence over the entities’ operating and financial policies. The unaudited Combined Condensed Financial Statements include certain assets and liabilities that are held by CSC that are specifically identifiable or otherwise attributable to the Computer Sciences GS Business. All intercompany transactions and balances within the Computer Sciences GS Business have been eliminated. CSC's cash has not been assigned to the Computer Sciences GS Business for any of the periods presented because those cash balances are not directly attributable to it. The Computer Sciences GS Business reflects transfers of cash to and from CSC's cash management system as a component of Net CSC investment on the unaudited Combined Condensed Balance Sheets. CSC's long-term debt has not been attributed to the Computer Sciences GS Business for any of the periods presented because CSC's borrowings are neither directly attributable to nor is the Computer Sciences GS Business the legal obligor of such borrowings. Transactions between the Computer Sciences GS Business and other businesses of CSC are reflected as related party transactions (Note 2).
The unaudited Combined Condensed Financial Statements include all revenues and costs directly attributable to the Computer Sciences GS Business and an allocation of expenses related to certain CSC corporate functions including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. These expenses have been allocated to the Computer Sciences GS Business based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. The Computer Sciences GS Business considers these allocations to be a reasonable reflection of the utilization of services by, or benefit provided to it. However, the allocations may not be indicative of the actual expense that would have been incurred had the Computer Sciences GS Business operated as an independent, standalone entity for the periods presented.
CSC maintains various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The employees of the Computer Sciences GS Business participate in those programs and a portion of the cost of those plans is included in the unaudited Combined Condensed Financial Statements. However, the unaudited Combined Condensed Balance Sheets do not include any net benefit plan obligations unless the benefit plan covers only the Computer Sciences GS Business's active, retired and other former employees or any expense related to stock-based compensation plans. See Notes 8 and 10 to the unaudited Combined Condensed Financial Statements for a further description of the accounting for our benefit plans and stock-based compensation, respectively.
The Computer Sciences GS Business reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 was a fourteen-week quarter.
The Computer Science GS Business’s income from continuing operations before taxes and noncontrolling interest included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method, for the three and six months ended October 2, 2015 and October 3, 2014:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Gross favorable	$19,772	$34,645	$44,423	$57,794
Gross unfavorable	(1,685)	(6,387)	(5,296)	(8,734)
Total net adjustments, before taxes and noncontrolling interests	$18,087	$28,258	$39,127	$49,060

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, that are expected to be collected after one year totaled $10,770 and $12,222 as of October 2, 2015 and April 3, 2015, respectively.

Depreciation expense was $29,114 and $29,242 for the three months ended October 2, 2015 and October 3, 2014, respectively. Depreciation expense was $56,737 and $58,528 for the six months ended October 2, 2015 and October 3, 2014, respectively.

New Accounting Standards
During the six months ended October 2, 2015, the Computer Sciences GS Business adopted the following Accounting Standard Update (“ASU”):
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under the previous guidance, many disposals, some of which have been routine in nature and not representative of a substantive change in an entity’s strategy, were reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The adoption of ASU 2014-08, effective as of April 4, 2015, did not have a material impact on the Computer Sciences GS Business's unaudited Combined Condensed Financial Statements.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by the Computer Sciences GS Business:

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), “Balance Sheet Classification of Deferred Taxes”. This ASU eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this updated require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 will be effective for the Computer Sciences GS Business in fiscal 2018 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Computer Sciences GS Business is currently evaluating the effect of the adoption of this guidance on the Computer Sciences GS Business’s Combined Condensed Financial Statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), “Simplifying the Accounting for Measurement Period Adjustments”. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Computer Sciences GS Business believes based on recent acquisitions that the impact that the adoption of ASU 2015-16 is immaterial. ASU 2015-16 will be effective for the Computer Sciences GS Business in FY 2017.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in Accounting Standards Codification (ASC) Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which Computer Sciences GS Business expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of Computer Sciences GS Business's financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Computer Sciences GS Business will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require Computer Sciences GS Business to apply ASU 2014-09 to each prior reporting period presented. The second method would require Computer Sciences GS Business to retrospectively apply ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. Computer Sciences GS Business expects that ASU 2014-09 will be effective for Computer Sciences GS Business beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which was issued by the FASB in August 2015 and permits a one-year delay of the original effective date. The Computer Sciences GS Business is currently evaluating the impact that the adoption of ASUs 2014-09 and 2015-14 may have on Computer Sciences GS Business’s Combined Condensed Financial Statements.

Other recently issued ASUs effective after October 2, 2015 are not expected to have a material effect on Computer Sciences GS Business's unaudited Combined Condensed Financial Statements.

Note 2—Related party transactions and corporate allocations
Corporate allocations
The unaudited Combined Condensed Statements of Operations, unaudited Statements of Comprehensive Income and unaudited Statements of Cash Flows include an allocation of general corporate expenses from Parent. The financial information in these unaudited Combined Condensed Financial Statements does not necessarily include all the expenses that would have been incurred by the Computer Sciences GS Business had it been a separate, standalone entity. The management of the Computer Sciences GS Business considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, it. The allocation methods include relative headcount, actual services rendered and relative space utilization. Allocations for management costs and corporate support services provided to the Computer Sciences GS Business totaled $48,032 and $54,966 for the three months ended October 2, 2015 and October 3, 2014, respectively, and $104,669 and $115,212 for the six months ended October 2, 2015 and October 3, 2014, respectively. These amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance, IT and other shared services.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Net Transfers to Parent
A reconciliation of Net transfers to Parent in the unaudited Combined Condensed Statements of Changes in Parent Equity to the corresponding amount presented on the unaudited Combined Condensed Statements of Cash Flows for all periods presented is as follows:

	Six Months Ended
	October 2, 2015	October 3, 2014
Net transfers to Parent per unaudited Combined Condensed Statements of Changes in Parent Equity	$324,730	$174,422
Stock-based compensation	4,109	8,560
Net transfers of property, plant and equipment from (to) Parent	5,060	(2,821)
Net transfers of internally developed and purchased software from Parent	629	28
Net transfers of capital lease obligations	3,800	—
Total Net transfers to Parent per unaudited Combined Condensed Statements of Cash Flows	$338,328	$180,189

Note 3 - Acquisitions and Divestitures

Fiscal 2015 Acquisition
On July 31, 2014, the Computer Sciences GS Business acquired Tenacity Solutions for $35,429 in an all-cash transaction. The Computer Sciences GS Business acquired this entity primarily to enhance its cyber security, systems engineering and software development service offerings in the federal intelligence sector. The purchase price was allocated to assets acquired and liabilities assumed based on fair value at the date of acquisition, as follows: $3,876 to current assets, $9,400 to an intangible asset other than goodwill, $8,447 to current liabilities and $30,600 to goodwill. The intangible asset, which is associated with the Computer Sciences GS Business’s customer relationships and government programs, is being amortized over 15 years. The goodwill is expected to be tax deductible. The acquisition of Tenacity is reported in the Defense and Intelligence segment. The pro forma financial information for this acquisition was not presented because the effects of this acquisition were not material to the Computer Sciences GS Business’s combined results.
Fiscal 2016 Divestiture

On April 27, 2015, the Computer Sciences GS Business divested its wholly-owned subsidiary, Welkin Associates Limited (“Welkin”), a provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of Defense clients. The Computer Sciences GS Business received consideration of $34,000, and recorded a pre-tax gain on sale of $18,464, which is included in Other income, net on the unaudited Combined Condensed Statement of Operations. Included in the divested net assets of $13,788 was $10,717 of goodwill and transaction costs of $1,748. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on the Computer Sciences GS Business’s operations and financial results.

Fiscal 2015 Divestiture

During the first quarter of fiscal 2015, the Computer Sciences GS Business recorded a $1,423 loss from discontinued operations, net of taxes related to the divestiture of its base operations, aviation and ranges services business unit, the Applied Technology Division (“ATD”), during Fiscal 2014, which included $513 related to the resolution of certain contingencies and $910 for net working capital adjustments which reduced the total gain on the sale.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Note 4 - Sale of Receivables

On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement (the "Purchase Agreement") with The Royal Bank of Scotland, PLC (“RBS”) as Purchaser, along with Mitsubishi UFJ Financial Group Ltd. and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of the Computer Sciences GS Business’s eligible trade receivables.
Subsequent to entering into to the Purchase Agreement, RBS assigned its rights as a purchaser to The Bank of Tokyo-Mitsubishi UFJ, Ltd (“BTMU”), and the Purchase Agreement was amended to add CSC Government Solutions LLC as a seller, and BTMU, The Bank of Nova Scotia, and Mizuho Bank, Ltd. each as a purchaser. The amended agreement also converted the receivables purchase facility (the “Facility”) to a committed facility, extended the initial term to a two-year period and added Computer Sciences GS Business, Inc. as a guarantor.
Under the Facility, CSC and CSC Government Solutions LLC can sell up to $450,000 of the Computer Sciences GS Business’s eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts. The sellers has no retained interests in the transferred receivables and only performs collection and administrative functions for the Purchaser for a servicing fee.

The Computer Sciences GS Business accounts for these receivable transfers as sales under ASC 860 "Transfers and Servicing" and derecognizes the sold receivables from its unaudited Combined Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. The Computer Sciences GS Business estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of October 2, 2015.

During the three and six months ended October 2, 2015, CSC sold $618,553 and $1,332,568, respectively, of Computer Sciences GS Business’s billed and unbilled receivables. Collections corresponding to these receivable sales were $608,974 and $1,156,535 for the three and six months ended October 2, 2015, respectively. As of October 2, 2015, there was also $7,408 of cash collected by CSC but not remitted to purchasers. The Computer Sciences GS Business incurred purchase discount and administrative fees of $513 and $884 for the three and six months ended October 2, 2015, respectively. These fees were recorded within other (income) expense, net in the unaudited Combined Condensed Statement of Operations.
The net impact of the accounts receivable sales was $9,066 and $176,149 for the three and six months ended October 2, 2015, respectively. The net cash proceeds under the Facility are reported as operating activities in the unaudited Combined Condensed Statement of Cash Flows because both cash received from purchases and cash collections are not subject to significant interest rate risk.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Note 5 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended October 2, 2015:

	Defense and Intelligence	Civil	Total
Balance as of April 3, 2015	$491,397	$311,185	$802,582
Welkin Divestiture	(10,717)	—	(10,717)
Tenacity Solutions Acquisition Working Capital Adjustment	(86)	—	(86)
Balance as of October 2, 2015	$480,594	$311,185	$791,779
The Computer Sciences GS Business tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the Computer Sciences GS Business’s annual goodwill impairment assessment as of July 4, 2015, the Computer Sciences GS Business first assesses qualitative factors to determine whether events or circumstances existed that would lead the Computer Sciences GS Business to conclude that it is more likely than not that the fair value of any of its reporting units was below their carrying amounts. If the Computer Sciences GS Business determines that it is not more likely than not, then proceeding to step one of the two-step goodwill impairment test is not necessary. The Computer Sciences GS Business chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, the Computer Sciences GS Business concluded that the fair value of each reporting unit significantly exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.
As of October 2, 2015, the Computer Sciences GS Business assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Computer Sciences GS Business determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment assessment as of October 2, 2015.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of
	October 2, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$130,150	$(112,747)	$17,403
Other intangible assets	53,550	(45,088)	8,462
Software	120,644	(79,160)	41,484
Total intangible assets	$304,344	$(236,995)	$67,349

	As of
	April 3, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$130,150	$(110,449)	$19,701
Other intangible assets	53,550	(39,846)	13,704
Software	110,805	(75,544)	35,261
Total intangible assets	$294,505	$(225,839)	$68,666
Amortization expense for the three months ended October 2, 2015 and October 3, 2014 was $7,890 and $8,879, respectively, including amortization of contract-related intangible assets as a reduction to revenues of $2,290 and $2,472 in each of the respective years. Amortization expense for the six months ended October 2, 2015 and October 3, 2014 was $15,509 and $17,463, respectively, including amortization of contract-related intangible assets as a reduction to revenues of $4,580 and $4,944 in each of the respective years.
Estimated amortization related to intangible assets as of October 2, 2015, for the remainder of fiscal year 2016 is $15,087, and for each of the fiscal years 2017, 2018, 2019 and 2020, is as follows: $18,840, $11,780, $7,919, and $5,328, respectively.
Purchased and internally developed software (for both external and internal use), net of accumulated amortization, consisted of the following:

	As of
	October 2, 2015	April 3, 2015
Purchased software	$36,953	$30,864
Internally developed software for external use	3,231	2,950
Internally developed software for internal use	1,300	1,447
Total software	$41,484	$35,261
Amortization expense related to purchased software was $3,607 and $3,784 for the three months ended October 2, 2015 and October 3, 2014, respectively. Amortization expense related to internally developed software for external use was $449 and $619 for the three months ended October 2, 2015 and October 3, 2014, respectively. Amortization expense related to internally developed software for internal use was $73 and $73 for the three months ended October 2, 2015 and October 3, 2014, respectively.
Amortization expense related to purchased software was $7,074 and $7,367 for the six months ended October 2, 2015 and October 3, 2014, respectively. Amortization expense related to internally developed software for external use was $749 and $1,237 for the six months ended October 2, 2015 and October 3, 2014, respectively. Amortization

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

expense related to internally developed software for internal use was $147 and $147 for the six months ended October 2, 2015 and October 3, 2014, respectively.
Estimated amortization expense related to purchased and internally developed software, as of October 2, 2015, for the remainder of fiscal 2016 is $8,307, and for each of the fiscal years 2017, 2018, 2019 and 2020, is as follows: $13,142, $9,438, $5,870 and $3,668, respectively.

Note 6—Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	October 2, 2015	April 3, 2015
Accrued contract costs	$191,778	$212,155
Deferred revenue	147,775	174,022
Accrued expenses	49,817	45,164
Other	8,701	9,265
Total	$398,071	$440,606

Note 7 - Income Taxes

The Computer Sciences GS Business's effective tax rate on income from continuing operations (“ETR”) was 40.2% and 39.4% for the three and six months ended October 2, 2015, respectively, and 37.7% and 37.3% for the three and six months ended October 3, 2014, respectively. The higher ETR for the three months ended October 2, 2015 was primarily driven by non-deductible one-time separation costs related to the Computer Sciences GS Business. The higher ETR for the six months ended October 2, 2015 was primarily driven by non-deductible goodwill related to the Welkin divestiture and non-deductible one-time separation costs related to the Computer Sciences GS Business.

There were no material changes to uncertain tax positions as of the second quarter of fiscal 2016 compared to the fiscal 2015 year-end. The Computer Sciences GS Business is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Computer Sciences GS Business’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
U.S. - federal	2008 and forward
U.S. - various states	2008 and forward

It is reasonably possible that changes to the Computer Sciences GS Business’s unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months is not expected to be material.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Note 8 - Pension and Other Post-Retirement Benefit Plans
CSC and its subsidiaries offer their employees a number of defined benefit and defined contribution plans, in which employees of the Computer Sciences GS Business participate. The defined benefit plans included both pension and other postretirement benefit plans (“OPEB”).
Defined Benefit Pension Plans
The defined benefit pension plans include both multi-employer and single employer plans. For the multi-employer plans, Parent retains the assets and liabilities and the Computer Sciences GS Business unaudited Combined Condensed Financial Statements reflect the service costs related to current employees of the Computer Sciences GS Business. The largest U.S. defined benefit pension plan was frozen in fiscal 2010 for most participants.
Single Employer Pension Plans
The net periodic pension benefit for the Computer Sciences GS Business pension plans include the following components:

Net periodic pension costs	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Interest cost	$637	$659	$1,273	$1,317
Expected return on assets	(1,064)	(1,059)	(2,129)	(2,118)
Net periodic pension benefit	$(427)	$(400)	$(856)	$(801)

The weighted-averages of the assumptions used to determine net periodic pension cost for the three and six months ended October 2, 2015 and October 3, 2014 are as follows:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Discount or settlement rates	3.9%	4.6%	3.9%	4.6%
Expected long-term rates of return on assets	7.9%	7.6%	7.9%	7.6%

The Computer Sciences GS Business did not contribute to the defined benefit pension plans during the three and six months ended October 2, 2015. CSRA expects to contribute $6 during the remainder of fiscal 2016.
Multi-employer Pension Plans
The Computer Sciences GS Business’s multi-employer pension plans did not incur any service costs for the three and six months ended October 2, 2015.
Defined Benefit Other Postretirement Benefit Plans
The defined benefit OPEB plans include both multi-employer and single employer plans. For the multi-employer plans, Parent retains the assets and liabilities and the Computer Sciences GS Business financial statements reflect the service costs related to current employees of the business.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Single Employer OPEB Plans

The Computer Sciences GS Business provides subsidized healthcare, dental and life insurance benefits for certain U.S. employees and retirees, primarily for individuals employed prior to August 1992.

Net periodic postretirement benefit costs	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Service cost	$3	$3	$7	$6
Interest cost	121	224	242	448
Amortization of prior service (benefit) cost	(770)	8	(1,543)	17
Net periodic (benefit) cost	$(646)	$235	$(1,294)	$471
The weighted-averages of the assumptions used to determine net periodic postretirement benefit cost for the three and six months ended October 2, 2015 and October 3, 2014 are as follows:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Discount or settlement rates	3.4%	4.0%	3.4%	4.0%
The Computer Sciences GS Business contributed $295 and $520 to the other post-retirement benefit plans during the three and six months ended October 2, 2015, respectively. The Computer Sciences GS Business expects to contribute an additional $712 during the remainder of fiscal 2016.

Multi-employer OPEB Plans
The Computer Sciences GS Business’s share of total service cost incurred by the multi-employer OPEB plans for the three and six months ended October 2, 2015 was $34 and $68, respectively. The contributions made by the Computer Sciences GS Business for the three and six months ended October 2, 2015 was $32 and $51, respectively. The Computer Sciences GS Business expects to contribute an additional $37 during the remainder of fiscal 2016.

Note 9 - Accumulated Other Comprehensive Loss

The following tables show the activity in the components of other comprehensive (loss) income and reclassification adjustments for the three and six months ended October 2, 2015 and October 3, 2014, respectively. There were no tax impacts on the following activity in Accumulated other comprehensive loss:

For the Three Months Ended October 2, 2015
Foreign currency translation adjustments	$(535)
Amortization of prior service credit	(770)
Total other comprehensive loss	$(1,305)

For the Three Months Ended October 3, 2014
Foreign currency translation adjustments	$(737)
Amortization of prior service cost	8
Total other comprehensive loss	$(729)

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

For the Six Months Ended October 2, 2015
Foreign currency translation adjustments	$(456)
Amortization of prior service credit	(1,543)
Total other comprehensive loss	$(1,999)

For the Six Months Ended October 3, 2014
Foreign currency translation adjustments	$(309)
Amortization of prior service cost	17
Total other comprehensive loss	$(292)

The following tables show the changes in Accumulated other comprehensive loss for the six months ended October 2, 2015 and October 3, 2014, respectively:

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance as of April 3, 2015	$(2,277)	$1,872	$(405)
Current-period other comprehensive income	(456)	—	(456)
Amounts reclassified from accumulated other comprehensive income, net of noncontrolling interests	—	(1,548)	(1,548)
Balance as of October 2, 2015	$(2,733)	$324	$(2,409)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance as of March 28, 2014	$(608)	$(135)	$(743)
Current-period other comprehensive income	(309)	—	(309)
Amounts reclassified from accumulated other comprehensive income, net of noncontrolling interests	—	13	13
Balance as of October 3, 2014	$(917)	$(122)	$(1,039)

Note 10 - Stock Incentive Plans
Employee Incentives
CSC has two stock incentive plans which authorize the issuance of stock options, restricted stock units (“RSU”) and restricted stock awards to the Computer Sciences GS Business employees upon terms approved by Parent’s Compensation Committee of the Board of Directors. Parent issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of October 2, 2015, 13,516,470 shares of CSC common stock were available for the grant of future stock options, restricted stock units or other stock-based incentives to employees of CSC and the Computer Sciences GS Business.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

For the three and six months ended October 2, 2015 and October 3, 2014, the Computer Sciences GS Business recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Cost of services	$2,120	$1,333	$752	$3,655
Selling, general and administrative expenses	2,788	2,523	3,357	4,905
Total	$4,908	$3,856	$4,109	$8,560
Total, net of tax	$2,982	$2,343	$2,497	$5,201
The stock-based compensation listed above included the Computer Sciences GS Business’s share of Parent’s corporate and non-employee director grants for the three months ended October 2, 2015 and October 3, 2014 of $2,389 and $2,351, respectively. Stock-based compensation for the second quarter of fiscal 2016 increased $1,052 when compared to the second quarter of fiscal 2015, due to higher forfeitures in the second quarter of fiscal 2015 that did not recur in fiscal 2016.
The stock-based compensation listed above included the Computer Sciences GS Business’s share of Parent’s corporate and non-employee director grants for the six months ended October 2, 2015 and October 3, 2014 which was $2,984 and $4,428, respectively. The decrease in stock-based compensation was due to current quarter employee terminations, forfeitures as of the annual vesting date which occurs during the first quarter, and changes in the assumed forfeiture rate.
The Computer Sciences GS Business uses the Black-Scholes-Merton model in determining the fair value of options granted. The weighted-average grant date fair values of stock options granted during the six months ended October 2, 2015 and October 3, 2014 was $19.59 and $18.15 per share, respectively. In calculating the compensation expense for its stock incentive plans, the following weighted-average assumptions were used:

	Six Months Ended
	October 2, 2015	October 3, 2014
Risk-free interest rate	1.77%	2.03%
Expected volatility	31.72%	33.09%
Expected term (in years)	6.04	5.99
Dividend yield	1.39%	1.50%
For the six months ended October 2, 2015 and October 3, 2014, the Computer Sciences GS Business’s tax benefit realized for deductions from exercising stock options was $1,805 and $3,760, respectively.
Stock Options

The standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the stock incentive plans is as follows:

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at April 3, 2015	806,761	$47.18	6.13	$14,682
Granted	175,680	68.43
Net transfers*	(10,412)	49.64
Exercised	(75,126)	41.19
Canceled/Forfeited	(17,063)	60.63
Expired	(2,827)	53.62
Outstanding as of October 2, 2015	877,013	51.63	6.42	10,477
Vested and expected to vest in the future as of October 2, 2015	845,288	51.15	6.55	10,414
Exercisable as of October 2, 2015	521,259	45.19	5.12	8,974
*Represents option activity associated with employees who transferred between CSC and the Computer Sciences GS Business.

The intrinsic value of options exercised during the six months ended October 2, 2015 and October 3, 2014 was $1,896 and $7,346, respectively. The cash received from stock options exercised during the six months ended October 2, 2015 and October 3, 2014 was $3,095 and $18,662, respectively.
As of October 2, 2015, unrecognized compensation expense related to unvested stock options totaled $4,939, net of expected forfeitures. This cost is expected to be recognized over a weighted-average period of 2.13 years.
Restricted Stock Units

Information concerning RSUs granted under stock incentive plans is as follows:

	Number of Option Shares	Weighted Average Fair Value
Outstanding as of April 3, 2015	289,508	$46.99
Granted	84,150	67.48
Net transfers*	(191)	52.24
Released/Issued	(39,974)	39.72
Canceled/Forfeited	(22,350)	47.06
Outstanding as of October 2, 2015	311,143	53.53
*Represents award activity associated with employees who transferred between CSC and the Computer Sciences GS Business.

As of October 2, 2015, total unrecognized compensation expense related to unvested restricted stock units totaled $8,877, net of expected forfeitures. This cost is expected to be recognized over a weighted-average period of 2.06 years.

Note 11 - Segment Information
The Computer Sciences GS Business’s reportable segments are as follows:

•	Defense and Intelligence—The Defense and Intelligence segment provides services to the DoD, National Security Agency, branches of the Armed Forces and other DoD agencies.

•	Civil—The Civil segment provides services to various federal agencies within the Department of Homeland Security and other Civil agencies.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

The following table summarizes operating results by reportable segment:

	Defense and Intelligence	Civil	Total Segment	Corporate	Total
As of October 2, 2015
Total Assets	$1,160,640	$752,569	$1,913,209	$247	$1,913,456

Three Months Ended October 2, 2015
Revenues	$499,558	$469,495	$969,053	$—	$969,053
Operating Income (loss)	70,490	76,760	147,250	(66)	147,184
Depreciation and Amortization Expense	23,028	11,686	34,714	—	34,714

Six Months Ended October 2, 2015
Revenues	$1,006,149	$921,836	$1,927,985	$—	$1,927,985
Operating Income (loss)	134,427	138,041	272,468	(58)	272,410
Depreciation and Amortization Expense	45,335	22,331	67,666	—	67,666

As of April 3, 2015
Total Assets	$1,330,761	$830,413	$2,161,174	$108	$2,161,282

Three Months Ended October 3, 2014
Revenues	$528,670	$507,618	$1,036,288	$—	$1,036,288
Operating Income (loss)	62,109	84,941	147,050	(37)	147,013
Depreciation and Amortization Expense	25,012	10,637	35,649	—	35,649

Six Months Ended October 3, 2014
Revenues	$1,088,113	$981,482	$2,069,595	$—	$2,069,595
Operating Income (loss)	122,480	159,914	282,394	(120)	282,274
Depreciation and Amortization Expense	49,421	21,626	71,047	—	71,047

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Operating income provides useful information to the Computer Sciences GS Business’s management for assessment of the Computer Sciences GS Business’s performance and results of operations and is one of the financial measures utilized to determine executive compensation. A reconciliation of combined operating income to income from continuing operations before taxes is as follows:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Operating income	$147,184	$147,013	$272,410	$282,274
Corporate G&A	(13,830)	(14,554)	(28,764)	(30,324)
Separation and merger costs	(41,508)	—	(56,285)	—
Interest expense, net	(5,472)	(5,509)	(10,953)	(11,209)
Other income (expense), net	1,758	(906)	21,085	(2,365)
Income from continuing operations before taxes	$88,132	$126,044	$197,493	$238,376

Note 12 - Commitments and Contingencies
Commitments
In the normal course of business, the Computer Sciences GS Business may provide certain customers, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Computer Sciences GS Business would only be liable for the amounts of these guarantees in the event that nonperformance by the Computer Sciences GS Business permits termination of the related contract by the customer. As of October 2, 2015, the Computer Sciences GS Business had $37,076 of outstanding letters of credit and $13,652 of surety bonds relating to these performance guarantees. The Computer Sciences GS Business believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its combined results of operations or financial position.
The following table summarizes the expiration of the Computer Sciences GS Business’s financial guarantees and stand-by letters of credit outstanding as of October 2, 2015:

	Fiscal 2016	Fiscal 2017	Fiscal 2018 and Thereafter	Total
Stand-by letters of credit	$76	$37,000	$—	$37,076
Surety bonds	13,652	—	—	13,652
Total	$13,728	$37,000	$—	$50,728
The Computer Sciences GS Business generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of intellectual property rights (including rights in patents (with or without geographic limitations), copyrights, trademarks, and trade secrets). The Computer Sciences GS Business’s indemnification of its licensees relates to costs arising from court awards, negotiated settlements and the related legal and internal costs of those licensees. The Computer Sciences GS Business maintains the right, at its own costs, to modify or replace software in order to eliminate any infringement. Historically, the Computer Sciences GS Business has not incurred any significant costs related to licensee software indemnifications.
Contingencies
In accordance with ASC 450, matters are described below due to their relevance to the Computer Sciences GS Business and because they will be assumed by the Computer Sciences GS Business from CSC in connection with the Spin-Off.
The Computer Sciences GS Business is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the U.S. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Computer Sciences GS Business could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. In addition, the Computer Sciences GS Business could suffer serious reputational harm if allegations of impropriety were made against the Computer Sciences GS Business. Adverse findings could also have a material adverse effect on the Computer Sciences GS Business’s business, combined financial position, results of operations and cash flows due to its reliance on government contracts.
U.S. federal government agencies, including the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency (“DCMA”), and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations, and standards. These agencies also review the adequacy of the contractor’s compliance with government standards for its business systems including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system. Both contractors and the U.S. federal government agencies conducting these audits and reviews have come under increased scrutiny including such subjects as billing practices, labor charging and accounting for unallowable costs.
The Computer Sciences GS Business’s indirect cost audits by the DCAA remain open for fiscal 2004 and subsequent fiscal years. Although the Computer Sciences GS Business has recorded contract revenues subsequent to and including fiscal 2004 based upon an estimate of costs that the Computer Sciences GS Business believes will be approved upon final audit or review, the Computer Sciences GS Business does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Computer Sciences GS Business’s estimates, its profitability would be adversely affected.
As of October 2, 2015, the Computer Sciences GS Business recorded a liability of $7,397 for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.
In connection with the sale of ATD in fiscal 2014, the Computer Sciences GS Business transferred its joint venture interests in Computer Sciences Raytheon (“CSR”) as part of the ATD sale transaction. CSR is a joint venture formed between CSC and Raytheon Technical Services Company and its sole business is performance of a single contract for a DoD customer. CSR is the plan sponsor of the CSR pension plan, which we expect will be terminated in connection with the termination of the CSR contract with the customer. CSC agreed with the purchaser of ATD that the Computer Sciences GS Business would fund the purchaser’s share of the CSR pension settlement obligation upon plan termination. In addition, the agreement with the purchaser provides that the eventual expected recovery by CSR of such plan termination settlement costs from the customer as provided for under the federal Cost Accounting Standards (“CAS”) Section 413, whereby contractors may recover such costs from the government plus interest, will be reimbursed to the Computer Sciences GS Business. The CSR pension plan termination process was initiated in September 2015, and may take upwards of 12 months to be completed. The current estimate of the share of the funding obligation that would be attributable to the purchaser, and therefore to be advanced by the Computer Sciences GS Business, is approximately $26,000. The ultimate plan termination settlement funding obligation will be based on economic factors, including long-term interest rates that impact the cost of annuities offered by insurers at the time of the actual plan termination settlement. The fair value of the Computer Sciences GS Business’ funding

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

advance obligation net of subsequent expected recoveries was recorded by the Computer Sciences GS Business at the time of the sale of ATD.
Unless otherwise noted, the Computer Sciences GS Business is unable to develop a reasonable estimate of a possible loss or range of losses associated with the following contingent matters at this time.
Strauch et al. Fair Labor Standards Act Class Action
On July 1, 2014, plaintiffs filed Strauch and Colby v. Computer Sciences Corporation in the U.S. District Court for the District of Connecticut, a putative nationwide class action alleging that CSC violated provisions of the Fair Labor Standards Act (“FLSA”) with respect to system administrators who worked for CSC at any time from June 1, 2011 to the present. Plaintiffs claim that CSC improperly classified its system administrators as exempt from the FLSA and that CSC therefore owes them overtime wages and associated relief available under the FLSA and various statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001, and the California Private Attorneys General Act. The relief sought by Plaintiffs include unpaid overtime compensation, liquidated damages, pre- and post-judgment interest, damages in the amount of twice the unpaid overtime wages due, and civil penalties.
CSC’s position is that its system administrators have the job duties, responsibilities, and salaries of exempt employees and are properly classified as exempt from overtime compensation requirements. CSC’s Motion to Transfer Venue was denied in February 2015.
On June 9, 2015, the Court entered an order granting the plaintiffs’ motion for conditional certification of the class of system administrators. The Strauch putative class includes more than 6,400 system administrators, of whom 2,921 are employed by the Computer Sciences GS Business and the remainder of whom are employed by CSC. Courts typically undertake a two-stage review in determining whether a suit may proceed as a class action under the FLSA. In its order, the Court noted that, as a first step, the Court examines pleadings and affidavits, and if it finds that proposed class members are similarly situated, the class is conditionally certified. Potential class members are then notified and given an opportunity to opt-in to the action. The second step of the class certification analysis occurs upon completion of discovery. At that point, the Court will examine all evidence then in the record to determine whether there is a sufficient basis to conclude that the proposed class members are similarly situated. If it is determined that they are, the case will proceed to trial; if it is determined they are not, the class is decertified and only the individual claims of the purported class representatives proceed. The Computer Sciences GS Business’s position in this litigation continues to be that the employees identified as belonging to the conditional class were paid in accordance with the FLSA.
Plaintiffs are filing an amended complaint to add additional plaintiffs and allege violations under Missouri and North Carolina wage and hour laws. The Computer Sciences GS Business does not believe these additional claims differ materially from those in the original complaint. The next stage in the litigation will be a motion for class certification, which is currently due from plaintiffs in January 2016.
CECOM Rapid Response Demand Letter
On July 12, 2013, the U.S. Army’s Communications-Electronics Command (“CECOM”) issued a demand letter based upon DCAA audit reports and Forms 1, for reimbursement in the amount of $235,155 in costs that CSC allegedly overcharged under its Rapid Response (“R2”) contract (Contract No. DAAB07-03-D-B007) by placing CSC, interdivisional, teammate, and vendor employees in R2 labor categories for which they were not qualified. CSC’s position has been that, in most instances, the individuals in question met the contract requirements for their labor categories, and that, in all instances, DCAA and CECOM have ignored the value the government received for CSC’s work. CSC and CECOM have engaged in discussions in an attempt to resolve this issue but, at this point in time, there can be no assurance that the parties will be able to resolve their differences, in which case the Computer Sciences GS Business would litigate this matter.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

NetCracker Technology Corp.

In August 2013, CSC received a Civil Investigative Demand from the U.S. Department of Justice’s Civil Division seeking documents and information regarding CSC’s contract with the Defense Information Systems Agency (“DISA”) and its subcontract with NetCracker Technology Corp. (“NetCracker”). Since that time, CSC has cooperated with a government investigation into issues on this subcontract. On March 26, 2015, CSC received a letter from the Civil Division claiming that CSC violated the False Claims Act and breached its contract with DISA based upon actions taken by NetCracker in performing its work on the subcontract. CSC has taken the position that it has not engaged in any conduct that would violate the False Claims Act. In October 2015, CSC and the government reached a $1.35 million agreement to settle this matter based upon the government’s claim for breach of contract as a result of the actions of NetCracker, CSC’s directed subcontractor, which violated the terms of CSC’s contract with DISA. NetCracker agreed to pay the government $11.4 million to settle this matter.

DynCorp

In connection with CSC's acquisition of DynCorp in 2003 and its divestiture of substantially all of that business in two separate transactions (in 2005 to The Veritas Capital Fund II L.P, and DI Acquisition Corp. and in 2013 to Pacific Architects and Engineers, Incorporated (collectively, the "DynCorp Divestitures")), CSC assumed and Computer Sciences GS Business will retain various environmental indemnities of DynCorp and its former subsidiaries arising from environmental representations and warranties under which DynCorp agreed to indemnify the purchasers of its subsidiaries DynAir Tech and DynAir Services by Sabreliner Corporation and ALPHA Airports Group PLC, respectively. As part of the DynCorp Divestitures, CSC also assumed and Computer Sciences GS Business will also retain indemnities for insured litigation associated with dormant suits by former employees of DynCorp subsidiaries alleging exposure to asbestos and other substances; other indemnities related to a 2001 case arising from counter-narcotics spraying in Colombia under a U.S. Department of State contract and the associated coverage litigation involving the aviation insurance underwriters; and an environmental remediation case involving HRI, a former wholly-owned subsidiary of DynCorp, in Lawrenceville, New Jersey. Computer Sciences GS Business does not anticipate any material adverse effect on its financial position, results of operations and cash flows from these indemnities.

The Computer Sciences GS Business accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated under ASC 450. The Computer Sciences GS Business believes it has appropriately recognized liabilities for any such matters. In addition to the matters noted above, the Computer Sciences GS Business is currently party to a number of disputes which involve or may involve litigation. Regarding other matters that may involve actual or threatened disputes or litigation, the Computer Sciences GS Business, in accordance with the applicable reporting requirements, provides disclosure of such matters for which the likelihood of material loss is at least reasonably possible. The Computer Sciences GS Business assessed reasonably possible losses for all other such pending legal or other proceedings in the aggregate and concluded that the range of potential loss is not material.

The Computer Sciences GS Business also considered the requirements regarding estimates used in the disclosure of contingencies under ASC Subtopic 275-10, Risks and Uncertainties. Based on that guidance, the Computer Sciences GS Business determined that supplemental accrual and disclosure was not required for a change in estimate that involves contingencies because the Computer Sciences GS Business determined that it was not reasonably possible that a change in estimate will occur in the near term. The Computer Sciences GS Business reviews contingencies during each interim period and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

Other Contingencies
Maryland Medicaid Enterprise Restructuring Project
After competitive bidding on March 1, 2012, CSC was awarded the Maryland Medicaid Enterprise Restructuring Project (“MERP”) contract by the State of Maryland (the “State”) to modernize the Medicaid

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Management Information System (“MMIS”), a database of Medicaid recipients and providers used to manage Medicaid reimbursement claims. The MERP contract is predominately fixed-price. Since the date the MERP contract was awarded, U.S. federal government-mandated Medicaid IT standards have been in considerable flux. The State directed CSC to include additional functionality in the system design to incorporate new federal mandates and guidance promulgated after the base scope of the contract was finalized. Further, however the State has declined to approve contract modifications to compensate CSC for this additional work.
As a result of the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to CSC and, in accordance with prescribed State statutes and regulations, CSC filed a certified contract claim in September 2013, which after various procedural developments is now pending before the Maryland Board of Contracts Appeals (the “State Board”).
On August 22, 2014, the State unilaterally suspended performance under the contract for 90 days and repeatedly extended the suspension until providing a Notice of Default termination in October 2015.
As a result of the suspension and other actions and inactions by the State in performance of its obligations under the Contract, in October 2014, CSC filed additional contract claims under various legal theories, such that currently the total amount claimed by CSC is approximately $80 million.
Although between April 2015 and September 2015, CSC and the State were in settlement negotiations to restructure the program and resolve all issues, including CSC’s contract claims, on September 14, 2015, the State orally advised us that the Governor elected to abandon the contract settlement and restructuring discussions and directed the State to terminate the contract. On October 14, 2015, the State provided us with a Notice of Default Termination. When a contract is terminated for default, Maryland procurement regulations allow the State to procure substitute performance, with the contractor being liable for any excess reprocurement costs. Any State claim against us arising from a default termination for reprocurement costs would be appealable by us to the State Board, as is the default termination itself. The State has not asserted a claim for reprocurement costs and, were it to do so, we believe such a claim would be meritless and unsupported by the facts.
The Computer Sciences GS Business intends to challenge the legal basis of the State’s termination for default and seek to convert it to a convenience termination through litigation at the State Board. As we proceed with the litigation, we expect to consolidate all of our claims against the State with any State claim arising from the default termination. We will litigate on behalf of CSC and indemnify CSC for the costs of litigation and any other costs or liabilities CSC may incur in the litigation. Recovery by CSC will be credited to us. Management has evaluated the recoverability of assets related to this contract in light of these developments and concluded that no adjustments to our financial statements are required.
Note 13—Subsequent events
Separation and Mergers

As discussed in Note 1, on November 27, 2015, CSC completed the Spin-Off of CSRA, including the Computer Sciences GS Business. To effect the separation, CSC distributed all of the shares of CSRA common stock on a pro rata basis to CSC stockholders of record as of November 18, 2015. Following the distribution of shares CSC and CSRA paid the previously announced aggregate special dividend of $10.50 per share. Of that $10.50 per share dividend, $2.25 was paid by CSC and $8.25 was paid by CSRA.

The Form 10 was declared effective on November 6, 2015. CSRA common stock began regular-way trading on the New York Stock Exchange on November 30, 2015 under the ticker symbol CSRA.

Following the Spin-Off, on November 30, 2015, CSRA also completed its previously announced Mergers, which resulted in SRA merging with and into a wholly-owned subsidiary of CSRA. As a result, SRA International, Inc. became an indirect wholly-owned subsidiary of CSRA. Pursuant to the Merger Agreement, CSRA agreed to pay merger consideration consisting of cash and shares of CSRA. Merger consideration consisted of (1) $390,000 in

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

cash and (2) shares of CSRA common stock representing in the aggregate approximately 15.32% of the total number of shares of CSRA common stock outstanding immediately after the Mergers were completed.

The Mergers are expected to provide clients, investors and employees of both companies with significant benefits which include a vastly expanded portfolio of expertise, cost competitiveness and increased financial strength which will position the merged company well for future growth opportunities and ability to further attract industry-leading talent.

The Mergers will be reflected in CSRA’s financial statements using the acquisition method of accounting, with CSRA being considered the accounting acquirer of SRA. The final purchase price for purchase accounting purposes was determined at the time of completion of the Mergers, which includes the fair market value of share consideration issued. The fair market value of shares was determined based on a volume-weighted average price of $30.95 per CSRA share on November 30, 2015, the first day of CSRA’s regular-way trading on the NYSE.

The preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed based on the assumptions described above and the financial statement information of SRA as of September 30, 2015 is as follows:

Estimated total purchase consideration	$2,283,041

Preliminary allocation:
Cash, accounts receivable and other current assets	$312,227
PPE and other long term assets	27,569
Intangibles - customer relationships, backlog and other intangibles assets	892,600
Accounts payable and other current liabilities	(225,186)
Other long term liabilities	(24,100)
Deferred tax liabilities	(261,144)
Total identified net assets acquired	721,966
Goodwill	1,561,075
Estimated total purchase consideration	$2,283,041

The following unaudited pro forma financial information presents results as if the Spin-Off, Mergers and the related financing described below occurred on March 29, 2014. The historical consolidated financial information of Computer Sciences GS and SRA has been adjusted in the pro forma information to give effect to the events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The unaudited pro forma results do not reflect future events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Mergers. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of future operating results.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

	Three Months Ended October 2, 2015
	(Amounts in thousands, except per share data and number of shares)
	Historical Computer Sciences GS Three Months Ended October 2, 2015	Effect of Spin-Off(a)	Pro-Forma for Spin-Off Only	Historical SRA Three Months Ended September 30, 2015	Effect of Mergers(b)	Pro Forma for Spin-Off and Mergers
Revenue	$969,053	$—	$969,053	$351,006	$—	$1,320,059
Income from continuing operations attributable to Parent	$47,889	$48,951	$96,840	$(3,942)	$10,579	$103,477

(a) Income from continuing operations attributable to Parent effected for the Spin-Off excludes $41,508 of non-recurring costs incurred to give effect to the separation of the Computer Sciences GS Business from CSC and the subsequent merger with SRA.
(b) Income from continuing operations effected for the Mergers excludes $7,350 of non-recurring costs incurred to give effect to the merger of SRA and the CSRA.

	Six Months Ended October 2, 2015
	(Amounts in thousands, except per share data and number of shares)
	Historical Computer Sciences GS Six Months Ended October 2, 2015	Effect of Spin-Off(a)	Pro Forma for Spin-Off Only	Historical SRA Six Months Ended September 30, 2015	Effect of Mergers(b)	Pro Forma for Spin-Off and Mergers
Revenue	$1,927,985	$—	$1,927,985	$709,879	$—	$2,637,864
Income from continuing operations attributable to Parent	$110,566	$63,394	$173,960	$(3,026)	$20,135	$191,069

(a) Income from continuing operations attributable to Parent effected for the Spin-Off excludes $56,285 of non-recurring costs incurred to give effect to the separation of the Computer Sciences GS Business from CSC and the subsequent merger with SRA.
(b) Income from continuing operations effected for the Mergers excludes $7,350 of non-recurring costs incurred to give effect to the merger of SRA and the CSRA.

	Three Months Ended October 3, 2014
	(Amounts in thousands, except per share data and number of shares)
	Historical Computer Sciences GS Three Months Ended October 3, 2014	Effect of Spin-Off	Pro-Forma for Spin-Off Only	Historical SRA Three Months Ended December 31, 2014	Effect of Mergers	Pro Forma for Spin-Off and Mergers
Revenue	$1,036,288	$—	$1,036,288	$342,018	$—	$1,378,306
Income from continuing operations attributable to Parent	$73,605	$3,915	$77,520	$(6,043)	$(1,950)	$69,527

	Six Months Ended October 3, 2014
	(Amounts in thousands, except per share data and number of shares)
	Historical Computer Sciences GS Six Months Ended October 3, 2014	Effect of Spin-Off	Pro-Forma for Spin-Off Only	Historical SRA Six Months Ended December 31, 2014	Effect of Mergers	Pro Forma for Spin-Off and Mergers
Revenue	$2,069,595	$—	$2,069,595	$680,632	$—	$2,750,227
Income from continuing operations attributable to Parent	$140,323	$5,468	$145,791	$(10,201)	$(1,456)	$134,134

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Material Agreements

CSRA has entered into a Registration Rights Agreement, a Master Separation and Distribution Agreement, a Non-U.S. Agency Agreement, and a Nomination Agreement with CSC to give effect to the Spin-Off and Merger. Management does not believe these agreements will have a material effect on the financial statements. Additionally, CSRA has entered into the following agreements, which management expects to have a material impact on the financial statement going forward.

Financing Arrangements

On November 27, 2015, CSRA entered into a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) with initial borrowing capacity of $700 million, of which, immediately after the consummation of the Mergers on November 30, 2015, $500 million was available and undrawn to provide support for ongoing business activities. CSRA also entered into (1) a three-year senior secured tranche A1 term loan facility in an aggregate principal amount of $600 million, (2) a five-year senior secured tranche A2 term loan facility in an aggregate principal amount of $1.45 billion and (3) a seven-year senior secured term loan B facility in an aggregate principal amount of $750 million.

CSRA also entered into an amended Master Accounts Receivable Purchase Agreement (“MARPA”) between CSRA, as Seller, and BTMU, Scotiabank and Mizuho Bank, Ltd., each as a Purchaser (the “Purchasers”). The MARPA establishes a receivables purchase facility (the “MARPA Facility”) that provides for up to $450 million in funding based on the near continuous sales of eligible receivables on a non-credit recourse basis and the satisfaction of certain conditions. The MARPA Facility is a committed facility that has an initial term of two years, subject to extensions agreed to by us and the Purchasers, unless earlier terminated by CSRA.

Intellectual Property Matters Agreement

In connection with the Spin-Off, CSRA entered into an Intellectual Property Matters Agreement with CSC that governs the respective rights and responsibilities between CSRA and CSC with respect to intellectual property owned or used by each of the companies. Pursuant to the Master Separation and Distribution Agreement and the Intellectual Property Matters Agreement, CSC retained ownership of all proprietary intellectual property owned by CSC at the time of the Spin-Off and used by CSRA (other than intellectual property licensed from third party vendors for use in CSRA’s business and certain restricted intellectual property developed by CSRA that CSC assigned to CSRA). Pursuant to the Intellectual Property Matters Agreement, CSC granted CSRA a perpetual, royalty-free, non-assignable license to certain know-how owned by CSC that the Computer Sciences GS Business used to run its business prior to the Spin-Off. In addition, CSC granted CSRA a perpetual, royalty-free, non-assignable license to certain software products, trademarks and workflow and design methodologies. The licenses granted to CSRA are restricted to use solely in connection with U.S. federal and certain U.S. state and local government customers. In addition, any improvements CSRA makes to such intellectual property or derivative works of such intellectual property that CSRA develops will be assigned to CSC and licensed back to CSRA subject to the same limitations on use.

In addition, pursuant to the Intellectual Property Matters Agreement CSRA will pay CSC an annual net maintenance fee of $30 million per year for each of the five years following the Distribution in exchange for maintenance services including the right to updates, patches and new versions of certain products that are made generally available to CSC customers during that period that relate to the software products and workflow and design methodologies that are covered by the license. In addition, CSRA will pay CSC additional maintenance fees if CSRA’s total consolidated revenue exceeds $7.0 billion in any fiscal year during the initial five year term or if CSRA’s revenue from cloud computing solutions exceeds $600 million in any fiscal year during the initial five year term. Additional maintenance fees will consist of 0.5% of total consolidated revenues in excess of $7.0 billion in any such fiscal year and 5% of revenues from cloud computing solutions in excess of $600 million in any such fiscal year. CSRA may elect to extend the maintenance term for up to one additional period of five years. Any fees applicable during such extension period will be agreed in advance between CSRA and CSC prior to such time.

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Under U.S. federal government cost accounting rules, it is possible that a portion of the annual maintenance fee CSRA will pay to CSC may not be an allowable and/or allocable cost. Pursuant to the Intellectual Property Matters Agreement, CSRA will grant CSC a non-exclusive, perpetual, royalty-free, fully paid-up, non-assignable license to any intellectual property acquired or developed by CSRA within six months following the Spin-Off, including all intellectual property rights of SRA for CSC’s use, which license shall be limited to use outside CSRA’s field of U.S. federal and certain state and local government customers during the first five years following the Distribution.

Tax Matters Agreement

In connection with the Spin-Off, CSRA entered into a Tax Matters Agreement with CSC that governs the respective rights, responsibilities and obligations of CSC and us with respect to all tax matters and includes restrictions designed to preserve the tax-free status of the Distribution. As a former subsidiary of CSC, CSRA continues to have several liability to the IRS for the full amount of the consolidated U.S. federal income taxes of the CSC consolidated group relating to the taxable periods in which CSRA is part of that group.

The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-Off is not tax- free. The Tax Matters Agreement provides for certain covenants that may restrict CSRA’s ability to pursue strategic or other transactions that otherwise could maximize the value of CSRA and may discourage or delay a change of control that may be considered favorable.

Real Estate Matters Agreement

In connection with the Spin-Off, CSRA entered into a Real Estate Matters Agreement with CSC that governs the respective rights and responsibilities between CSRA and CSC following the Spin-Off with respect to real property used by CSRA but not owned or leased directly from a third party, including the allocation of space within shared facilities and the allocation of standalone facilities between CSRA and CSC. Pursuant to the Real Estate Matters Agreement, CSC transferred to CSRA ownership of certain real property in Daleville, Alabama and in Falls Church, Virginia and CSRA entered into lease or sublease agreements with CSC for space in shared facilities in Falls Church, Virginia, El Segundo, California, Sterling, Virginia and Hanover, Maryland and assumed over 90 lease obligations from CSC.

PBGC Agreement

In connection with the Spin-Off and the Merger, CSRA became the contributing sponsor and administrator of the Computer Sciences Corporation Employee Pension Plan, which was renamed the CSRA Inc. Employee Pension Plan (the “Plan”). Prior to the Spin-Off, the Pension Benefit Guaranty Corporation (the “PBGC”) opened an investigation into the effect of the Spin-Off and Mergers on the Plan under the PBGC’s early warning program. On November 25, 2015, CSC and CSRA entered into an agreement (the “PBGC Agreement”) with the PBGC. A copy of the PBGC Agreement is attached as Exhibit 99.1 to this Current Report on Form 10-Q and the following description of the material terms of the PBGC Agreement is qualified in its entirety by the full text of the PBGC Agreement.

Under the PBGC Agreement, the PBGC has agreed to close its investigation and CSRA has agreed to contribute to the Plan: (a) $50 million on or before August 31, 2018 (the “First Additional Contingent Payment”), and (b) $50 million on or before the last day of CSRA’s fiscal year 2019 (the “Second Additional Contingent Payment” and collectively with the First Additional Contingent Payment, the “Contingent Payments”), in addition to any other contributions required by law, unless certain conditions are met as described below.

CSRA will not be required to contribute the First Additional Contingent Payment if:

(a)	prior to or as of the last day of CSRA’s 2018 fiscal year, CSRA’s consolidated total net leverage ratio as defined in the PBGC Agreement is 2.75 to 1 or lower; or

(b)	at any time prior to August 31, 2018, CSRA has met any two of the following three requirements:

i.	a corporate credit rating higher than BB+ from Standards and Poor’s Ratings Services, Inc., or

COMPUTER SCIENCES GS BUSINESS
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

ii.	a corporate family rating higher than Ba1 from Moody’s Investor Services, Inc. or

iii.	a corporate credit rating higher than BB+ from Fitch Ratings, Inc.

CSRA will not be required to contribute the Second Additional Contingent Payment if prior to the last day of CSRA’s 2019 fiscal year, CSRA has permanently repaid certain amounts of its indebtedness on the terms set out in the PBGC Agreement.

In the event of certain defaults as set forth in the PBGC Agreement, CSRA’s obligation to make the Contingent Payments becomes fixed and the exceptions described above will no longer apply. CSRA will not be required to contribute any remaining unpaid Contingent Payment if on the last day of calendar years 2017 or 2018, or the last day of CSRA’s 2017, 2018 or 2019 fiscal years, the Plan’s funded status as defined in the PBGC Agreement is equal to or is greater than 80% as calculated by the Plan’s actuary.

Other Events

On November 30, 2015, CSRA announced that its board of directors (the “Board”) had declared a quarterly cash dividend of $0.10 per share. The first quarterly dividend will be paid on January 26, 2016 to CSRA stockholders of record at the close of business on January 5, 2016.
The Board also authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which CSRA may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. The share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The Share Repurchase Program does not obligate CSRA to purchase any shares, and expires on March 31, 2019. The authorization for the Share Repurchase Program may be terminated, increased or decreased by the Board in its discretion at any time.

* * * * *

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMPUTER SCIENCES GS

All statements and assumptions in this quarterly report on Form 10Q and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements represent current expectations and beliefs of CSRA, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements include, among other things, statements with respect to Computer Sciences GS’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, management's assessment of estimates related to profitability of its long-term contracts and estimates related to impairment of contract-specific assets, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of Computer Sciences GS's control, which could cause actual results to differ materially from the results described in such statements. These forward looking statements should be read in conjunction with Computer Sciences GS's audited Combined Financial Statements for the year ended April 3, 2015 included in our Form 10 Information Statement filed on November 6, 2015. The reader should also specifically consider the various risks discussed in the Risk Factors section included elsewhere herein.

Forward-looking statements in this quarterly report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached or incorporated by reference speak only as of the date of those documents. Computer Sciences GS does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Our Combined Financial Statements and unaudited Combined Condensed Financial Statements, discussed below, reflect our financial condition, results of operations, and cash flows. The financial information discussed below and included in this quarterly report on Form 10-Q, however, may not necessarily reflect what our financial condition, results of operations, or cash flows would have been had we been operated as a separate, independent entity during the periods presented, or what our financial condition, results of operations, and cash flows may be in the future.
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations of Computer Sciences GS (“MD&A”), we use the terms “Computer Sciences GS,” “we,” “us” and “our” to refer to CSRA Inc. and its combined subsidiaries prior to giving effect to the Spin-Off and “CSC” to refer to Computer Sciences Corporation, collectively with its consolidated subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Computer Sciences GS is organized as follows:

•
Overview. A discussion of our business and overall analysis of financial and other highlights affecting Computer Sciences GS to provide context for the remainder of MD&A. The overview analysis compares the three and six months ended October 2, 2015 to the three and six months ended October 3, 2014, respectively.

•
Results of Operations. An analysis of our financial results comparing (a) the three months ended October 2, 2015 to the comparable prior year period and (b) the six months ended October 2, 2015 to the comparable prior year period respectively. A discussion of the results of operations at the combined level is followed by a more detailed discussion of the results of operations by segment.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

•	Contractual Obligations. An overview of contractual obligations, retirement benefit plan funding, restructuring plans and off balance sheet arrangements.

•
Critical Accounting Policies and Estimates. A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Basis of Presentation
The unaudited Combined Condensed Financial Statements included in this quarterly report on Form 10-Q have been derived from the consolidated condensed financial statements and accounting records of CSC as if we operated on a standalone basis during the periods presented and were prepared in accordance with GAAP.
The unaudited Combined Condensed Statements of Operations and Comprehensive Income of Computer Sciences GS reflect allocations of general corporate expenses from the CSC including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. These have been allocated to Computer Sciences GS based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, square footage, number of transactions or other measures.
We consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, us. The allocations may not be indicative of the actual expense that we would have incurred as an independent, standalone company for the periods presented.
The unaudited Combined Condensed Balance Sheets of Computer Sciences GS include CSC assets and liabilities that are specifically identifiable or otherwise attributable to us. CSC's cash has not been assigned to us for any of the periods presented because those cash balances are not directly attributable to us. We reflect transfers of cash to and from CSC's cash management system as a component of net Parent investment on the Combined Balance Sheets and unaudited Combined Condensed Balance Sheets. CSC's long-term debt has not been attributed to us for any of the periods presented because CSC's borrowings are neither directly attributable to us, nor are we the legal obligor of such borrowings.
CSC maintains various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. Our employees participate in those programs and a portion of the cost of those plans is included in our Combined Financial Statements and unaudited Combined Condensed Financial Statements included elsewhere in this quarterly report on Form 10-Q. However, the Combined Balance Sheets and unaudited Combined Condensed Balance Sheets do not include any net benefit plan obligations unless the benefit plan covers only our active, retired and other former employees or any equity related to stock-based compensation plans.
Business Overview
We deliver IT, mission- and operations-related services across the U.S. federal government to DoD, Intelligence Community and homeland security, civil and healthcare agencies, as well as certain state and local government agencies. We leverage deep domain-based customer intimacy and decades of experience in helping customers execute their mission with a fundamental understanding of their IT environment that has earned us the ability to introduce next-generation technologies. We bring scalable and more cost-effective IT solutions to government agencies that are seeking to improve mission-critical effectiveness and efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for our U.S. public sector offerings is driven by evolving government priorities such as: (1) migration to next-generation IT solutions, such as hybrid cloud infrastructure, application modernization, and as-a-service delivery; (2) big data solutions; (3) health IT and informatics; (4) cyber security; and (5) mobility.

Headquartered in Falls Church, Virginia, we deliver comprehensive offerings from concept through sustainment. Following consummation of the Mergers, with the inclusion of SRA, we employ approximately 19,000 employees. We manage our business with a matrix model composed of industry verticals that are customer-facing and have deep knowledge of our customers’ missions, and a horizontal delivery organization with depth of technical expertise that they deliver across industries. We operate in two industry verticals, which are also our reportable segments: Defense and Intelligence and Civil.
Our horizontal delivery organization is Delivery and Operations, which provides capabilities and solutions across our customer base. We believe we differentiate ourselves by combining our technical expertise in applications and IT infrastructure solutions with our deep public sector mission knowledge and experience in order to engage our customers at the highest levels with thought leadership that drives change.
Our two reportable segments are our industry verticals:

•	Defense and Intelligence—The Defense and Intelligence segment provides services to the DoD, National Security Agency, branches of the Armed Forces, and other DoD agencies.

•	Civil—The Civil segment provides services to various federal agencies within the Department of Homeland Security and other federal civil agencies, as well as various state and local agencies.
Overview
The key operating results for the second quarter and first six months of fiscal 2016 include:

•
Revenues for the second quarter of fiscal 2016 decreased $67 million, or 6.5%, to $969 million compared to $1,036 million for the second quarter of fiscal 2015. For the first six months of fiscal 2016, revenues decreased $142 million, or 6.8%, to $1,928 million compared to $2,070 million for the first six months of fiscal 2015.

•
Operating income(1) was $147 million for both the second quarter of fiscal 2016 and fiscal 2015. The operating income margins increased to 15.2% from 14.2% for the comparable period of fiscal 2015. Operating income(1) for the first six months of fiscal 2016 decreased to $272 million as compared to $282 million for the first six months of fiscal 2015. The operating income margins increased to 14.1% from 13.6% for the comparable period of fiscal 2015.

•
Adjusted EBITDA(2) for the second quarter of fiscal 2016 increased to $174 million as compared to $173 million for the second quarter of fiscal 2015. Adjusted EBITDA(2) for the first six months of fiscal 2016 decreased to $318 million as compared to $331 million for the first six months of fiscal 2015.

•
Income from continuing operations before taxes was $88 million for the second quarter of fiscal 2016 compared to $126 million for the second quarter of fiscal 2015. Income from continuing operations before taxes was $198 million for the first six months of fiscal 2016 compared to $239 million for the first six months of fiscal 2015.

•
Income from continuing operations was $53 million for the second quarter of fiscal 2016 compared to $79 million for the second quarter of fiscal 2015. Income from continuing operations was $120 million for the first six months of fiscal 2016 compared to $150 million for the first six months of fiscal 2015.

•
Net income attributable to Parent was $48 million for the second quarter of fiscal 2016 compared to $74 million for the second quarter of fiscal 2015. Net income attributable to Parent was $111 million for the first six months of fiscal 2016 compared to $139 million for the first six months of fiscal 2015.

•	We completed the following transactions during the first six months of fiscal 2016:

•
CSC has sold eligible Computer Sciences GS receivables, including both receivables that have already been billed under an invoice and also certain unbilled receivables arising from contracts where CSC has performed work under a cost-plus-fixed-fee or time-and-materials contract and other required conditions (Note 4, “Sale of Receivables” to the unaudited Combined Condensed Financial Statements).

•
Completed the divestiture of Welkin Associates Limited (“Welkin”), our U.S.-based provider of systems engineering and technical assistance services to the Intelligence Community and other DoD clients. Total consideration received is $34 million, and the after-tax gain on sale is estimated to be approximately $11 million.

(1)
Operating income is a non-GAAP measure which provides useful information to our management for assessment of our performance and results of operations, and is one of the financial measures utilized to determine executive compensation. Our definition of such measure may differ from other companies. We define operating income as revenue less COS, segment general and administrative (“G&A”) expense and depreciation and amortization expense. Operating income excludes actuarial and settlement charges related to pension and other post-employment benefit plans, corporate G&A, separation and merger costs and SRA integration costs. Management compensates for the limitations of this non-GAAP measure by also reviewing income from continuing operations before taxes, which includes costs excluded from the operating income definition such as corporate G&A, interest and other income (expense). A reconciliation of operating income to income from continuing operations before taxes is as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Operating income(a)(b)	$147	$147	$272	$282
Corporate G&A	(14)	(14)	(28)	(30)
Separation and CSRA Merger Costs(c)	(42)	—	(56)	—
Interest expense, net	(5)	(6)	(11)	(11)
Other income (expense), net	2	(1)	21	(2)
Income from continuing operations before taxes(a)	$88	$126	$198	$239

(a) Income from continuing operations before taxes includes $1 million for the three months ended October 2, 2015 and October 3, 2014, and $2 million for the six months ended October 2, 2015 and October 3, 2014, of net periodic pension costs.

(b) Operating income as presented does not include the contribution from net periodic pension income related to the CSC U.S. defined benefit pension plans that we expect to assume at Spin-Off; net periodic pension income relating to these plans have not been included in Computer Sciences GS’s historical non-GAAP operating income nor in the historical Combined Financial Statements or in the unaudited Combined Condensed Financial Statements, but will be included in our results of operations beginning in the period after the date of Distribution. The contribution to non-GAAP operating income from net periodic pension income from CSC’s U.S. defined benefit pension plans amounted to approximately $(21) million and $(22) million for the three months ended October 2, 2015 and October 3, 2014, respectively, $(42) million and $(43) million for the six months ended October 2, 2015 and October 3, 2014, respectively.

(c) Includes costs related to the separation of Computer Sciences GS from CSC and merger with SRA

(2)
Adjusted EBITDA is a non-GAAP measure that we use to evaluate financial performance and is one of the measures used in assessing management performance. We believe that this non-GAAP financial measure provides useful information to investors regarding our results of operations as it provides another measure of our profitability, our ability to service our planned debt, and is considered an important measure by financial analysts covering Computer Sciences GS and peer companies in our industry. Additionally, Adjusted EBITDA is an important measure associated with the proposed credit facility. This definition of Adjusted EBITDA is based on CSC’s current credit agreement, which we expect to be substantially the same under our planned credit facility. Our definition of such measure may differ from other companies. The following table presents a reconciliation of Income from continuing operations to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(Dollars in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Income from continuing operations(a)	$53	$79	$120	$150

Interest expense, net	5	6	11	11
Tax expense on income	35	48	78	89
Depreciation and amortization	35	36	68	71
Stock-based compensation	5	4	4	9
Restructuring costs	1	—	1	—
Foreign currency loss	—	—	—	1
Pension and postretirement actuarial losses (gains), settlement losses, and amortization of other comprehensive income	(1)	—	(2)	—
Gain on disposition	—	—	(18)	—
Separation and CSRA Merger Costs(b)	42	—	56	—

Adjusted EBITDA	$175	$173	$318	$331
(a) Income from continuing operations includes $1 million for the three months ended October 2, 2015 and October 3, 2014, and $2 million for the six months ended October 2, 2015 and October 3, 2014, of net period pension costs.

(b) Includes costs related to the separation of Computer Sciences GS from CSC and merger with SRA

•
We announced contract awards(3) of $1.5 billion and $2.5 billion during the three and six months ended October 2, 2015, respectively, as compared to $1.1 billion and $1.4 billion during the three and six months ended October 3, 2014, respectively.

•
Total backlog(4) as of October 2, 2015 was $12.2 billion as compared to $11.1 billion at the end of fiscal 2015 and $12.1 billion at the end of fiscal 2014. Of the total $12.2 billion backlog, $2.4 billion is expected to be realized as revenue during the remainder of fiscal 2016, and $9.8 billion is not yet funded.

•
Days Sales Outstanding (“DSO”)(5) was 43 days as of October 2, 2015, an improvement from 66 days at the end of the second quarter of the prior fiscal year. The improvement in DSO was primarily due to the sale of trade receivables, without which, DSO would have been 61 days. DSO was 64 days at April 3, 2015 as compared to 63 days at March 28, 2014.

•	Cash provided by operating activities was $366 million and $255 million for the six months ended October 2, 2015 and October 3, 2014, respectively.

•	Cash used in investing activities was $13 million and $55 million for the six months ended October 2, 2015 and October 3, 2014, respectively.

•	Cash used in financing activities was $348 million and $195 million for the six months ended October 2, 2015 and October 3, 2014, respectively.

•	Free cash flow(6) was $118 million and $170 million for the three and six months ended October 2, 2015, respectively, $149 and $218 for the three and six months ended October 3, 2014.

(3)
Announced award values for competitive indefinite delivery/indefinite quantity awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive indefinite delivery/indefinite quantity awards represent management’s estimate at the award date. Our business awards, for all periods presented, have been recast to exclude the awards relating to businesses that have been sold.

(4)
Backlog represents total estimated contract value of predominantly long-term contracts, based on customer commitments that we believe to be firm, less the amount of revenue already recognized on those contracts. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. Our backlog, for all periods presented, has been recast to exclude the backlog relating to discontinued operations.

(5)
DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables includes unbilled receivables but excludes tax receivables and long-term receivables.

(6)
Free cash flow is a non-GAAP measure and our definition of such measure may differ from that used by other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments and (3) payments on capital leases and other long-term asset financings. Free cash flow is further adjusted for certain non-recurring cash flow items, such as (i) separation-related payments and (ii) the sale of accounts receivables.

Our free cash flow measure does not distinguish operating cash flows from investing cash flows as they are required to be presented in accordance with GAAP and should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP. Free cash flow is one of the factors our management uses in reviewing the overall performance of the business. Management compensates for the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows.
A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended		Six Months Ended
(Dollars in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Cash provided by operating activities	$119	174	$366	$255
Net cash used in investing activities	(32)	(54)	(13)	(55)
Payments for acquisitions, net of cash acquired	—	36	—	36
Proceeds from business dispositions	—	—	(34)	(3)
Payments on capital leases and other long-term assets financing	(5)	(7)	(10)	(15)
Separation-related payments	32	—	37	—
Sale of accounts receivables	4	—	(176)	—
Free cash flow	$118	$149	$170	$218
Business Drivers
Revenue in both segments is generated by providing services on a variety of contract types which vary in duration from as little as six months to more than ten years. Factors affecting revenue include our ability to successfully:

•	bid on and win new contract awards;

•	satisfy existing customers and obtain add-on business and win contract recompetes;

•	compete on services offered, delivery models offered, technical ability and innovation, quality, flexibility, experience, and results created; and

•	identify and integrate acquisitions and leverage them to generate new revenues.
Earnings are impacted by the above revenue factors and, in addition, our ability to:

•	control costs, particularly labor costs, subcontractor expenses, and overhead costs including healthcare, pension and general and administrative costs;

•	anticipate talent needs to avoid staff shortages or excesses;

•	accurately estimate various factors incorporated in contract bids and proposals; and

•	migrate compatible service offerings to low cost areas.
Cash flows are affected by the above earnings factors and, in addition, by the following factors:

•	timely management of receivables and payables;

•	investment opportunities available, particularly related to business acquisitions;

•	tax obligations; and

•	the ability to efficiently manage capital deployed for software and property and equipment.
Key Performance Indicators
We manage and assess the performance of our business through various means, with the primary financial measures including new contract wins, revenue, operating income, and free cash flow.
New contract wins: In addition to being a primary driver of future revenue, new contract wins also provide management an assessment of our ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or recompeted contracts, as well as numerous external factors.
Revenue: Revenue is a product of contracts won in prior periods, known as backlog, and work secured in the current year. Year-over-year revenues tend to vary less than new contract wins, and reflect performance on both new and existing contracts.
Operating Income: Operating income reflects our performance on contracts and ability to control direct costs related to those contracts. Operating income, which is also a key element of our executive compensation metrics, reflects the impact of revenue growth and mix, investments in technology, cost takeout, and operational efficiencies. See the definition of this non-GAAP measure in (1) above within Overview.
Free cash flow: Primary drivers of our free cash flow are earnings provided by our operations and the use of capital to generate those earnings. Also contributing to short-term cash flow results are movements in current asset and liability balances. See the definition of this non-GAAP measure in (6) above within Overview.
Economic and Industry Factors
Our market is highly competitive and has characteristics unique to the federal contracting environment. Almost all of our U.S. federal government contracts and subcontracts may be modified, curtailed, or terminated either at the convenience of the government or for default based on factors set forth in the FAR. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation (see “Risk Factors” section). If contracts are lost through the competitive bid process, our operating results may differ materially and adversely from those anticipated. Finally, shifting U.S. federal government priorities can also impact the future of projects. Management monitors U.S. federal government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes, and by participating in industry professional associations in order to anticipate these shifting priorities.
Our results of operations are also impacted by economic conditions generally, including macroeconomic conditions, and the impact that has on the U.S. federal government. We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our customers and on us.
Our results of operations are also affected by the evolving priorities of the U.S. federal government, as well as by the pace of technological change and the type and level of technology spending by our customers. The ability to identify and capitalize on these markets and technological changes early in their cycles is a key driver of our performance.
We see potential for positive developments in the U.S. federal government fiscal year (“GFY”) budget for GFY 2017 (a GFY starts on October 1 and ends on September 30). Budget request figures released by the Office of Management and Budget project IT expenditures for Civil agencies and the DoD to increase by 2% in GFY 2016, from $47.7 billion to $48.6 billion and from $30.4 billion to $30.9 billion, respectively. Budget request figures released by the Office of the Director of National Intelligence project overall expenditures for intelligence agencies to increase by 15% in GFY 2016, from $62.7 billion to $71.8 billion. We are also experiencing an increased number of requests to extend the period of performance for our largest and most complex IT contracts, are observing increased procurement activity across the U.S. federal government and expect to see adjudications increase.
The GFY 2016 budget request, coupled with congressional additions through budget resolutions, will likely continue the trend of the last two years to negotiate sequester relief—first for defense spending and then for non-defense domestic discretionary spending. We expect another threatened government shut down by Congress and the passage of a series of continuing resolutions to keep the U.S. federal government funded, with the possibility that Congress will ultimately pass a full year continuing resolution. In the event Congress passes a full year continuing resolution, we would expect this to support our initiative to extend the period of performance for our largest and most complex IT contracts.
Revenues are driven by our ability to secure new contracts and to deliver solutions and services that add value to our customers. Our ability to add value to customers, and therefore generate revenues, depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly across all government industries and domains.
Results of Operations
Three and Six Months Ended October 2, 2015 Compared to the Three and Six Months Ended October 3, 2014

We report our results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter of the fiscal year to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 had an extra week.

Despite the variable component of extra-week revenue, our costs during the extra week were largely fixed. At the upper end of the revenue range, we believe that cost ratios and operating margin on the incremental revenue would not be dissimilar to our overall business. However, at lower levels of incremental revenue, cost ratios may have been higher and operating margin lower than our overall business.

Revenues
Revenues for the Defense and Intelligence, and Civil segments for the three and six months ended October 2, 2015 and October 3, 2014 were as follows:

	Three Months Ended
(Dollars in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
Defense and Intelligence	$500	$529	$(29)	(5.5)%
Civil	469	508	(39)	(7.7)
Total Revenue	$969	$1,037	$(68)	(6.6)%

	Six Months Ended
(Dollars in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
Defense and Intelligence	$1,006	$1,088	$(82)	(7.5)%
Civil	922	981	(59)	(6.0)
Total Revenue	$1,928	$2,069	$(141)	(6.8)%
The major factors affecting the percent change in revenues are presented as follows:
For the three months ended October 2, 2015, our total revenue decreased by $68 million, or 6.6%, as compared to same period of the prior year. For the six months ended October 2, 2015, our total revenue decreased by $141 million, or 6.8%, as compared to same period of the prior year. The decrease in the six-month revenue includes revenue from the extra week in fiscal 2015, which did not recur in the first quarter of fiscal 2016. We won contracts with award values of $1.5 billion and $2.5 billion during the three and six months ended October 2, 2015, respectively, as compared to $1.1 billion and $1.4 billion during the three and six months ended October 3, 2014, respectively.
Defense and Intelligence
For the three months ended October 2, 2015, Defense and Intelligence segment revenues decreased by $29 million, or 5.5% as compared to the same period of the prior year. The revenue decrease was due to a net reduction in tasking on existing contracts with the U.S. Army, U.S. Navy and Defense Information Systems Agency (“DISA”). In addition, there was reduced revenue of $8 million on certain contracts with the Missile Defense Agency and Defense Intelligence Agency (“DIA”) that had either concluded or were winding down, and lower revenue of $7 million as a result of the first quarter fiscal 2016 divestiture. These revenue reductions were partially offset by $13 million of revenue on a new classified contract and $6 million from a fiscal 2015 acquisition.
For the six months ended October 2, 2015, Defense and Intelligence segment revenues decreased by $82 million, or 7.5% as compared to the same period of the prior year. The revenue decrease was due to a net reduction in tasking on existing contracts with the U.S. Army, U.S Navy and DISA. In addition, there was lower revenue of $11 million on certain contracts with the Defense Intelligence Agency and Missile Defense Agency that either had concluded or were winding down, and $14 million of lower revenue as a result of the first quarter fiscal 2016 divestiture. These revenue decreases were partially offset by $25 million of revenue on new contracts with the U.S. Army and a classified customer and $14 million of revenue from a fiscal 2015 acquisition.

Civil
For the three months ended October 2, 2015, Civil segment revenues decreased by $39 million, or 7.7% as compared to the same period of the prior year. The decrease was caused by a net reduction in tasking of $33 million on existing contracts with the Department of Homeland Security (DHS), NASA, and the Department of Commerce, and reduced revenue of $13 million on contracts with the Department of Treasury and DHS that had either concluded or were winding down. Contracts with non-federal agencies increased $11 million primarily due to increased tasking and transaction volumes on multiple state contracts.
For the six months ended October 2, 2015, Civil segment revenues decreased by $59 million, or 6.0% as compared to the same period of the prior year. The decrease was primarily due lower revenue on programs with the Department of Treasury and Department of Homeland Security (DHS) that had either ended or winding down. Revenue from contracts with non-federal agencies increased $7 million primarily due to an increase in tasking on a state contract.
Operating Income
Operating income for the Defense and Intelligence, and Civil segments for the three and six months ended October 2, 2015 and October 3, 2014 are as follows:

	Three Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
Defense and Intelligence	$70	$62	$8	12.9%
Civil	77	85	(8)	(9.4)
Total operating income	$147	$147	$—	—%

	Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
Defense and Intelligence	$134	$122	$12	9.8%
Civil	138	160	(22)	(13.8)
Total operating income	$272	$282	$(10)	(3.5)%
The major factors affecting the percent change in operating income are presented as follows:
For the three months ended October 2, 2015, our segment operating income decreased by 0 million, or 0.0%, as compared to same period of the prior year. For the six months ended October 2, 2015, our segment operating income decreased by $10 million, or 3.5%, as compared to same period of the prior year.
Defense and Intelligence
For the three months ended October 2, 2015, Defense and Intelligence segment operating income increased by 8 million, or 12.9% as compared to the same period of the prior year. For the six months ended October 2, 2015, Defense and Intelligence segment operating income increased by $12 million, or 9.8% as compared to the same period of the prior year. The increase in operating income for both periods was primarily the result of better contract performance and other program related efficiencies along with slightly higher quarter over quarter net favorable adjustments on programs accounted for under percentage of completion accounting.

Civil
For the three months ended, Civil segment operating income decreased by $8 million, or 9.4% as compared to the same period of the prior year. For the six months ended, Civil segment operating income decreased by $22 million, or 13.8% as compared to the same period of the prior year. The decrease in operating income for both periods was primarily the result of better contract performance in fiscal 2015 which resulted in lower quarter over quarter net favorable adjustments on programs accounted for under percentage of completion accounting and the decrease in revenue discussed above.
Costs and Expenses
Our total costs and expenses for the three and six months ended October 2, 2015 and October 3, 2014 were as follows:

	Three Months Ended		Percentage of Revenue
(Dollars in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Costs of services (includes $2 and $3 for the three months ended October 2, 2015 and October 3, 2014, respectively, of related party costs of services)	$757	$820	78.1%	79.2%
Selling, general and administrative	44	48	4.5	4.6
Depreciation and amortization	35	36	3.6	3.5
Separation and merger costs	42	—	4.3	—
Interest expense, net	5	6	0.5	0.6
Other (income) expense, net	(2)	1	(0.2)	0.1
Total	$881	$911	90.9%	87.9%

	Six Months Ended		Percentage of Revenue
(Dollars in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Costs of services (includes $4 and $5 for the six months ended October 2, 2015 and October 3, 2014, respectively, of related party costs of services)	$1,532	$1,655	79.5%	80.0%
Selling, general and administrative	84	92	4.4	4.4
Depreciation and amortization	68	71	3.5	3.4
Separation and merger costs	56	—	2.9	—
Interest expense, net	11	11	0.6	0.5
Other (income) expense, net	(21)	2	(1.1)	0.1
Total	$1,730	$1,831	89.7%	88.5%
Costs of Services
Cost of services (“COS”), as a percentage of revenue, decreased to 78.1% for the three months ended October 2, 2015 as compared to 79.2% from the same period of the prior year. COS, as a percentage of revenue, decreased to 79.5% for the six months ended October 2, 2015 as compared to 80.0% from the same period of the prior year.
Selling, General and Administrative
Selling, general, and administrative (“SG&A”), as a percentage of revenue, decreased slightly to 4.5% for the three months ended October 2, 2015 as compared to 4.6% from the same period of the prior year. SG&A expense, as a percentage of revenue, decreased slightly to 4.4% for the six months ended October 2, 2015 as compared to 4.4% from the same period of the prior year.

Depreciation and Amortization
Depreciation and amortization (“D&A”) for the Defense and Intelligence, and Civil segments for the three and six months ended October 2, 2015 and October 3, 2014 are as follows:

	Three Months Ended
(Dollars in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
Defense and Intelligence	$23	$25	$(2)	(8.0)%
Civil	12	11	1	9.1
Total depreciation and amortization	$35	$36	$(1)	(2.8)%

	Six Months Ended
(Dollars in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
Defense and Intelligence	$46	$49	$(3)	(6.1)%
Civil	22	22	—	—
Total depreciation and amortization	$68	$71	$(3)	(4.2)%
D&A, as a percentage of revenue, increased slightly to 3.6% for the three months ended October 2, 2015 as compared to 3.4% from the same period of the prior year. D&A, as a percentage of revenue, increased slightly to 3.5% for the six months ended October 2, 2015 as compared to 3.4% from the same period of the prior year.
Separation and Merger Costs

Separation and merger costs are costs incurred to give effect to Computer Sciences GS’s separation from CSC and subsequent merger with SRA. These costs are primarily comprised of third-party accounting, legal and other consulting services. For the three and six months ended October 2, 2015, separation and merger costs were $42 million and $56 million, respectively. We will continue to incur separation and merger costs during fiscal 2016 up until separation from CSC. Pursuant to the Merger Agreement, all merger costs incurred by Computer Sciences GS will be paid by CSRA.
Income from Discontinued Operations
In the second quarter of 2014, we completed the sale of a portion of our base operations, aviation, and range services business unit, ATD, a component within our business, to a strategic investor for cash consideration of $178 million plus a net working capital adjustment receivable of $6 million. Discontinued operations for this divestiture for the six months ended October 3, 2014 was $1 million. The ATD divestiture resulted in a pre-tax gain of $55 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $5 million. In Fiscal 2015, we incurred approximately $2 million in after-tax losses related to this divestiture due to a settlement on ATD-related litigation and related legal expenses.
Interest Expense, Net

Interest expense of $5 million for the three months ended October 2, 2015 decreased by $1 million compared to $6 million of interest expense for the same period of the prior year. Interest expense was $11 million for the six months ended October 2, 2015 and October 3, 2014, respectively.

Other (Income) Expense, Net

Other (income) expense, net comprises gains and losses from the sale of businesses and non-operating assets, impact of movement in foreign currency exchange rates on Computer Sciences GS's foreign currency denominated assets and liabilities and other miscellaneous gains and losses.

Other income of $2 million for the three months ended October 2, 2015 increased compared to other expenses of $1 million for the same period of the prior year. Other income of $21 million for the six months ended October 2, 2015 increased compared to other expenses of $2 million for the same period of the prior year. The $23 million increase is primarily due to the pre-tax gain of $18 million from the divestiture of Welkin.
Taxes
Our ETR on income from continuing operations was 40.2% and 39.4% for the three and six months ended October 2, 2015, respectively, and 37.7% and 37.3% for the three and six months ended October 3, 2014, respectively. The higher ETR for the three months ended October 2, 2015 was primarily driven by non-deductible one-time separation costs related to the Computer Sciences GS Business. The higher ETR for the six months ended October 2, 2015 was primarily driven by non-deductible goodwill related to the Welkin divestiture and non-deductible one-time separation costs related to Computer Sciences GS.
There were no material changes to uncertain tax positions as of the second quarter of fiscal 2016 compared to the fiscal 2015 year-end. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A $1.4 million valuation allowance has been recorded against deferred tax assets as of October 2, 2015 relating to net operating losses in foreign jurisdictions.
CSRA Pro Forma Adjusted EBITDA
CSRA pro forma Adjusted EBITDA, which gives pro forma effect to the Spin-Off and Mergers and related financing as if they occurred on March 29, 2014, is not a measurement of financial performance under GAAP. CSRA pro forma Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results under GAAP. A reconciliation of CSRA pro forma Adjusted EBITDA to pro forma condensed combined net income for the periods presented is provided below:

Three Months Ended October 2, 2015

	Historical CSGS Three Months Ended October 2, 2015	Effect of Spin-Off	Pro-Forma for Spin-Off Only	Historical SRA Three Months Ended September 30, 2015	Effect of Mergers	Pro Forma for Spin-Off and Mergers
Income (loss) from continuing operations	$53	$48	$101	$(4)	$12	$109

Interest expense, net	5	12	17	27	(14)	30
Tax expense (benefit) on income	35	—	35	(3)	8	40
Depreciation and amortization	35	1	36	13	2	51
Stock based compensation	5	—	5	2	—	7
Restructuring costs	1	—	1	—	—	1
Pension and postretirement benefit plans actuarial (gains) losses, settlement losses, and amortization of other comprehensive income	(1)	(4)	(5)	—	—	(5)
Merger and acquisition costs	—	—	—	1	—	1
Providence management fees	—	—	—	1	(1)	—
Separation and CSRA merger Costs	42	(42)	—	7	(7)	—

Adjusted EBITDA	$175	$15	$190	$44	$—	$234

Three Months Ended October 3, 2014

	Historical CSGS Three Months Ended October 3, 2014	Effect of Spin-Off	Pro Forma for Spin-Off Only	Historical SRA Three Months Ended December 31, 2014	Effect of Mergers	Pro Forma for Spin-Off and Merger
Income (loss) from continuing operations	$79	$5	$84	$(6)	$(2)	$76

Interest expense, net	6	10	16	27	(13)	30
Tax expense on income	48	2	50	—	(1)	49
Depreciation and amortization	36	—	36	17	(1)	52
Stock based compensation	4	—	4	1	—	5
Restructuring costs	—	—	—	(2)	—	(2)
Pension and postretirement benefit plans amortization of other comprehensive income	—	(1)	(1)	—	—	(1)

Adjusted EBITDA	$173	$16	$189	$37	$(17)	$209

Six Months Ended October 2, 2015

	Six Months Ended October 2, 2015	Effect of Spin-Off	Pro-Forma for Spin-Off Only	Historical SRA Six Months ended September 30, 2015	Effect of Mergers	Pro Forma for Spin-Off and Mergers
Income (loss) from continuing operations	$120	$62	$182	$(4)	$20	$198

Interest expense, net	11	22	33	54	(27)	60
Tax expense (benefit) on income	78	7	85	(4)	14	95
Depreciation and amortization	68	1	69	30	1	100
Stock based compensation	4	—	4	2	—	6
Restructuring costs	1	—	1	3	—	4
Pension and postretirement benefit plans actuarial (gains) losses, settlement losses, and amortization of other comprehensive income	(2)	(7)	(9)	—	—	(9)
Gain on disposition	(18)	—	(18)	1	—	(17)
Merger and acquisition costs	—	—	—	2	—	2
Providence management fees	—	—	—	1	(1)	—
Separation and CSRA merger Costs	56	(56)	—	7	(7)	—
Impact of acquisitions	—	—	—	1	—	1

Adjusted EBITDA	$318	$29	$347	$93	$—	$440

Six Months Ended October 3, 2014

	Historical Six Months Ended October 3, 2014	Effect of Spin-Off	Pro Forma for Spin-Off Only	Historical SRA Six Months Ended December 31, 2014	Effect of Mergers	Pro Forma for Spin-Off and Merger
Income (loss) from continuing operations	$150	$3	$153	$(10)	$(1)	$142

Interest expense, net	11	21	32	54	(28)	58
Tax expense (benefit) on income	89	3	92	(2)	(1)	89
Depreciation and amortization	71	—	71	34	(5)	100
Loss on sale of receivables	—	—	—	—	—	—
Stock based compensation	9	—	9	3	—	12
Foreign currency loss	1	—	1	—	—	1
Pension and postretirement benefit plans amortization of other comprehensive income	—	1	1	—	—	1
Merger and acquisition costs	—	—	—	—	—	—
Providence management fees	—	—	—	1	(1)	—

Adjusted EBITDA	$331	$28	$359	$80	$(36)	$403
Liquidity and Capital Resources
Cash Flows

	Six Months Ended
(Dollars in millions)	October 2, 2015	October 3, 2014
Cash provided by operating activities	$366	$255
Cash used in investing activities	(13)	(55)
Cash used in financing activities	(348)	(195)
Net increase in cash and cash equivalents	5	5
Cash and cash equivalents at beginning of year	5	4
Cash and cash equivalents at end of period	$10	$9

Operating Cash Flow
Net cash provided by operating activities for the six months ended October 2, 2015 was $366 million, an increase of $111 million compared to the six months ended October 3, 2014. The increase in net operating cash flow was primarily attributable to the sale of receivables (Note 4, “Sale of Receivables” to the unaudited Combined Condensed Financial Statements) and an increase in net income.
Investing Cash Flow
Net cash used in investing activities for the six months ended October 2, 2015 was $13 million, as compared to cash used in investing activities for the six months ended October 3, 2014 of $55 million. The increase resulted primarily from the sale of Welkin for proceeds of $34 million during the six months ended October 2, 2015 as compared with the acquisition of Tenacity for $36 million during the six months ended October 3, 2014. The increase was partially offset by an increase in purchase of property and equipment.
Financing Cash Flow
Net cash used in financing activities for the six months ended October 2, 2015 was $348 million, which was an increase of $153 million from the six months ended October 3, 2014. The increase was primarily attributable to transfers to CSC as a result of higher operating cash flows.
Discussion of Financial Condition
Cash and Cash equivalents were $10 million and $5 million October 2, 2015 and April 3, 2015, respectively.
On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement (“Purchase Agreement”) between the CSC, as Seller, and The Royal Bank of Scotland, PLC (“RBS”) as Purchaser, along with Mitsubishi UFJ Financial Group Ltd. and Bank of Nova Scotia, each as a Participant. Subsequent to the April 21, 2015 agreement, RBS assigned its rights as a purchaser to The Bank of Tokyo-Mitsubishi UFJ, Ltd (“BTMU”), and the Purchase Agreement was amended to add CSC Government Solutions LLC as a seller, and BTMU, The Bank of Nova Scotia, and Mizuho Bank, Ltd. each as a purchaser. The amended agreement also converted the receivables purchase facility (the Facility) to a committed facility, extended the initial term to a two-year period and added Computer Sciences Government Services, Inc. as a guarantor.

Under the Facility, CSC and the Computer Sciences GS can sell up to $450 million of our eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts. CSC has no retained interests in the transferred receivables, and only performs collection and administrative functions for the Purchaser for a servicing fee. During the three and six months ended October 2, 2015, CSC sold $619 million and $1,333 million, respectively, of our billed and unbilled receivables for cash. Collections corresponding to these receivables sales were $609 million and $1,156 million for the three and six months ended October 2, 2015, respectively. As of October 2, 2015, there was also $7 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. We incurred purchase discount and administrative fees of under $1 million for the three months ended October 2, 2015 and $1 million for the six months ended October 2, 2015. The net impact of the accounts receivable sales was $9 million and $176 million for the three and six months ended October 3, 2015, respectively. We had no debt outstanding for all periods presented.
Liquidity

Our total liquidity was comprised of operating cash and cash equivalents. We have generated and expect to continue to generate positive operating cash flow to fund our requirements for working capital, capital expenditures, commitments and other discretionary investments. Our exposure to operational liquidity is primarily from long-term contracts which require significant investment of cash flows from operating activities during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer or cancel contracts, which could negatively affect operating cash flows.

Our largest use of cash flow was net transfers to CSC, reflected as a component of net Parent investment in our Combined Balance Sheets and unaudited Combined Condensed Balance Sheets. CSC uses a centralized approach for managing cash and financing activities. With certain exceptions, our cash was available for us and was regularly “swept” by the Parent at its discretion. Accordingly, our combined statements of financial position only reflect a minor cash balance.

Future Liquidity. Our primary cash needs will continue to be for working capital, capital expenditures, commitments and other discretionary investments; however, our capital structure and sources of liquidity will change from our historical capital structure because we no longer participate in CSC’s centralized cash management program. Our ability to fund our operating needs depends, in part, on our ability to continue to generate positive cash flow from operations or, if necessary, raise cash in the capital markets.

In light of the Spin-Off and the Mergers, it is our belief, based upon Computer Sciences GS’s and SRA’s combined history of generating strong cash flows, that CSRA will be able to meet its short-term liquidity needs, and meet known or reasonably likely future cash requirements, through the combination of cash flows from operating activities, available cash balances and available borrowings under our expected credit facilities, as discussed below. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

Under the terms of the Separation Agreements, prior to the Distribution, CSC provided for cash balances of $300 million at Computer Sciences GS at the time of the Distribution.

We have obtained financing in connection with the Spin-Off and the Mergers under various facilities as follows: (1) a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) with an initial borrowing capacity of $700 million, of which, immediately after the consummation of the Spin-Off and the Merger, $500 million was available and undrawn, (2) a three-year senior secured tranche A1 term loan facility in an aggregate principal amount of $600 million (the “Tranche A1 Facility”), (3) a five-year senior secured tranche A2 term loan facility in an aggregate principal amount of $1.45 billion (the “Tranche A2 Facility”; and, together with the Tranche A1 Facility, the “Term Loan A Facilities”) and (4) a seven-year senior secured term loan B facility in an aggregate principal amount of $750 million (the “Term Loan B Facility”; and, together with the Term Loan A Facilities, the “Term Loan Facilities”), all of which are guaranteed by CSRA’s significant domestic subsidiaries (the “Guarantors”) and are secured by substantially all of the assets of CSRA and the Guarantors. The Revolving Credit Facility and the Term Loan Facilities have the following material terms:

•
Interest. Borrowings under (1) the Revolving Credit Facility and the Tranche A2 Facility bear interest at an interest rate per annum equal to, at our option, (A) LIBOR plus the applicable margin of 1.250%-2.250% or (B) the base rate plus the applicable margin of 0.250%-1.250%, (2) the Tranche A1 Facility bears interest at an interest rate per annum equal to, at our option, (A) LIBOR plus the applicable margin of 1.125%-2.125% or (B) the base rate plus the applicable margin of 0.125%-1.125% and (3) the Term Loan B

Facility bears interest at an interest rate per annum equal to, at our option, (A) LIBOR plus the applicable margin of 2.75%-3.00%, subject to a 0.75% LIBOR floor or (B) the base rate plus the applicable margin of 1.75%-2.00%, subject to a 1.75% base rate floor. The applicable margins for borrowings under the Revolving Credit Facility and borrowings under the Term Loan A Facilities vary and are determined based on our corporate credit rating or corporate family rating. The applicable margins for borrowings under the Term Loan B Facility vary and are determined based on the ratio of our consolidated total net debt to our consolidated EBITDA.

•
Amortization. Borrowings under the Revolving Credit Facility can be prepaid at any time and can be repeatedly redrawn until its maturity. The Tranche A1 Facility has no scheduled amortization prior to maturity. The Tranche A2 Facility requires quarterly scheduled amortization at a rate equivalent to 5% of the original principal amount per annum until the remaining balance is due at maturity.

•
Covenants. The Revolving Credit Facility and Term Loan Facilities contain negative covenants customary for financings of this type, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business. The Revolving Credit Facility and Term Loan Facilities also contain affirmative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Credit Facility and Term Loan A Facilities contain financial maintenance covenants requiring, as at the end of, and for, each fiscal quarter of CSRA ending after November 27, 2015, (a) a ratio of consolidated total net debt to consolidated EBITDA not in excess of 4:00:1:00, stepping down to 3.50:1.00 at the end of the first full fiscal quarter ending at least 18 months after November 27, 2015; and (b) a consolidated EBITDA to interest expense ratio of not less than 3.00:1.00.

•
Events of Default. The lenders under the Revolving Credit Facility and the Term Loan Facilities may declare any indebtedness outstanding thereunder due and payable, and cancel any remaining commitments under the Revolving Credit Facility, if an event of default occurs and is continuing, including a failure to pay principal when due or interest or commitment fees within five days of the date when due; a material inaccuracy of a representation or warranty at the time made; a bankruptcy event; a failure to comply with the covenants, subject to a customary grace period; cross-events of default to material indebtedness; certain material Employee Retirement Income Security Act of 1974, as amended (“ERISA”) events; material judgments; actual or asserted invalidity of any guarantee or non-perfection of any material portion of the collateral under the security documents; a change in control; and, with respect to the Revolving Credit Facility and Term Loan A Facilities only, a breach of the financial covenants.

On November 27, 2015, all of the Tranche A1 Facility and a portion of the Tranche A2 Facility were funded in an aggregate amount of $1.56 billion, the proceeds of which were used to fund the Special Dividend (including the portion of the Special Dividend paid by CSC to its stockholders) and to pay transaction costs. On November 30, 2015, $200 million of the Revolving Credit Facility, the remainder of the Tranche A2 Facility and all of the Term Loan B Facility were funded in an additional aggregate amount of $1.44 billion, the proceeds of which were used to fund the cash portion of the Merger Consideration to holders of SRA common stock, to repay, refinance and/or redeem substantially all of SRA’s existing indebtedness, to pay for additional transaction costs and for general corporate purposes.

We expect to have a significantly levered capital structure, but we expect to have liquidity available for debt servicing and other discretionary investments from free cash flow and the Revolving Credit Facility, of which, immediately after the consummation of the Spin-Off and the Merger, $500 million remained available but undrawn. Debt service in the first five years following the Spin-Off and Mergers is expected to be funded from available free cash flow, while still maintaining available liquidity for short-term working capital and other cash requirements needs. Our expected liquidity and capital structure may be impacted, however, by discretionary investments and acquisitions that CSRA could decide to pursue. While the timing and financial magnitude of these possible actions are currently indeterminable, CSRA expects to be able to manage and adjust its capital structure in the future to meet its liquidity needs.

The amount of indebtedness incurred in connection with the Spin-Off and Mergers was based on various factors including expected operating results, expected free cash flow generation, credit ratings considerations, ensuring strategic and financial flexibility, anticipated business plans, and general economic conditions. We believe our capital structure and financial strength will provide us with financial flexibility in a dynamic industry that we believe affords competitive and strategic advantages to providers that maintain financial flexibility.
Off Balance Sheet Arrangements
As of October 2, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
Computer Sciences GS has contractual obligations for capital lease liabilities, operating lease obligations, minimum purchase obligations, unrecognized tax positions and other obligations as summarized in the Contractual Obligations section of our Form 10 Information Statement filed on November 6, 2015. There have been no material changes since April 3, 2015.
Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to Computer Sciences GS are described in the notes to the unaudited Combined Condensed Financial Statements included in this Form 10-Q as well as in the Computers Sciences GS's audited Combined Financial Statements included in our Form 10 Information Statement filed November 6, 2015.
We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved; and (b) the impact of changes in the estimates and assumptions would have a material effect on the Combined Financial Statements and unaudited Combined Condensed Financial Statements. Our critical accounting estimates relate to: revenue recognition, cost estimation and recoverability on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; software development costs; estimates used to determine deferred income taxes; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Revenue recognition
Substantially all of our revenue is derived from contracts with departments and agencies of the U.S. federal government, as well as other state and local government agencies. We generate our revenue from the following types of contractual arrangements: time and materials contracts, firm-fixed-price contracts and cost-reimbursable-plus-fee contracts. We also provide services to other businesses of CSC, which are included in revenues.
Due to the long-term nature of our contracts, the amounts we record in our financial statements using contract accounting methods are material and require us to make reasonably dependable estimates for the design and delivery of our services. Some contract sales may include estimated amounts not contractually agreed to by the customer, including cost or performance incentives (such as award and incentive fees), unpriced change orders, claims and requests for equitable adjustment. Amounts pertaining to cost and/or performance incentives are included in estimated contract sales when they are reasonably estimable.

Percentage-of-completion method
Contracts with the U.S. federal government and certain contracts with customers other than the U.S. federal government require the use of estimates-at-completion (“EACs”) in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenue using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenue recognized in advance of billing milestones if output-based or input-based measures are achieved.

We regularly review project profitability and underlying estimates and closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting including the preparation of EACs for our contracts. Our cost estimation process is based on the professional knowledge of our program managers and finance professionals, and draws on their significant experience and judgment. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract.
We generally review and reassess our sales, cost and profit estimates for each significant contract at least annually or more frequently as determined by the occurrence of events, changes in circumstances and evaluations of contract performance to reflect the latest reliable information available. When changes in estimates of contract sales or costs occur, we make revisions to EACs and reflect changes in the results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Since contract costs are typically incurred over a period of several years, estimation of these costs requires the use of judgment. Factors considered in estimating the cost of the work to be completed include the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, the effect of any delays in performance and the level of indirect cost allocations. Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. There were no significant adjustments to income before taxes related to changes in the provision for estimated losses in the six months ended October 2, 2015 and October 3, 2014.
Amounts billed and collected but not yet earned as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. federal government contracts, including indirect costs, are subject to audit and adjustment through negotiations between government representatives and us. Further, as contracts are performed, change orders can be a regular occurrence and may be un-priced until negotiated with the customer. Un-priced change orders are included in estimated contract sales when they are probable of recovery in an amount at least equal to the cost. Amounts representing claims (including change orders unapproved as to both scope and price) and requests for equitable adjustment are included in estimated contract revenues when they are reliably estimable and realization is probable.
Our U.S. federal government contracts generally contain FAR provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If a contract is terminated for default, we may not be entitled to recover any of our costs on partially completed work and may be liable to the government for re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred prior to the effective date of termination, plus a reasonable profit and settlement expenses. At October 2, 2015 we did not have any federal contract terminations in process that would have a material effect on our consolidated financial position, annual results of operations and/or cash flows.
Software sales

We enter into development of highly-customized software and may include post-contract customer support and other software-related services.  These arrangements are accounted for under contract accounting, and vendor-specific objective evidence (“VSOE”) of fair value is required to allocate and recognize revenue for each element.  VSOE of fair value is determined based on the price charged where each deliverable is sold separately. In situations where VSOE of fair value exists for all undelivered elements, but not a delivered element (typically the software), the residual method is used to allocate revenue to the undelivered elements equal to their VSOE value with the remainder allocated to the delivered element.  When VSOE is available for the undelivered elements, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method described above.  In those arrangements where VSOE of fair value does not exist for the undelivered elements, revenue is deferred until only one undelivered element remains and then is recognized ratably as the final element is delivered, beginning with substantial completion and delivery of the highly-customized software.
Capitalization of software development costs
We capitalize certain costs incurred to develop commercial software products to be sold, leased or otherwise marketed after establishing technological feasibility and we capitalize costs to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment.
For commercial software products, determining the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product and anticipated changes in technology that may make the product obsolete.
For internal-use software, the appropriate amortization period is based on estimates of our ability to utilize the software on an ongoing basis. To assess the recoverability of capitalized software costs, we consider estimates of future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are based on the experience and knowledge of professional staff. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.
Estimates used to determine income tax expense
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize unrecognized tax benefits in the Combined Financial Statements and unaudited Combined Condensed Financial Statements when it is more likely than not the tax position will be sustained under examination.
Assumptions related to purchase accounting and goodwill
When we acquire a controlling financial interest through a business combination, we use the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the fair value of the assets acquired and liabilities assumed is recognized as goodwill.
For contingent consideration recorded as a liability, we initially measure the amount at fair value as of the acquisition date and adjust the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as operating income or expense.
Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in the Combined Financial Statements from the acquisition date.
We test goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, at each of our reporting units, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include, among other things: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the disposal of a significant component of a reporting unit; and the testing for recoverability of a significant asset group within a reporting unit. The results of our annual goodwill impairment test for fiscal years 2016 and 2015 indicated that the estimated fair value of each reporting unit exceeded its respective carrying value by greater than 10%, which we deem to be a sufficient excess.
Assumptions to determine retirement benefits costs and liabilities
Our employees are participants in various pension and postretirement benefit plans. For purposes of our standalone financial statements, the largest defined benefit plan is a CSC sponsored single employer plan which is classified as a multi-employer plan for us. Most other plans are classified as Computer Sciences GS sponsored single employer plans.
Multi-employer plans are sponsored by CSC. CSC manages these pension and postretirement benefit plans on an aggregated basis; claims data and liability information related to us are included with those related to other CSC businesses. Accordingly, the related assets and liabilities of these plans are not recorded in our Combined Financial Statements. We recognize service cost only as the net periodic pension cost for these multi-employer plans.
Single employer plans are those plans that benefit only our employees, thus the related assets and liabilities of the plans are recorded in our Combined Financial Statements. For these single employer plans, we recognize net actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, annually during the fourth quarter of each year, or if there is an interim remeasurement event, as a component of net periodic benefit or cost.
We utilize actuarial methods to measure the benefit obligations and net periodic pension cost or income for our pension and other postretirement benefit plans. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases, and medical cost trend rates. We evaluate these assumptions annually and update assumptions as necessary. The fair value of assets is determined based on the prevailing market prices or estimated fair value of investments when quoted prices are not available.
Assumptions and estimates used to analyze contingencies and litigation
We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising in the normal course of business. The Combined Financial Statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC 450 “Contingencies.” Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on the consolidated financial results.
New Accounting Standards

See Note 1, “Basis of presentation and recent accounting pronouncements” to our accompanying unaudited Combined Condensed Financial Statements for information related to our adoption of new accounting standards in the first six months of fiscal 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to foreign currency exchange risk as the substantial majority of the business is conducted in U.S. dollars. As a business within our Parent, we have not directly experienced exposure to the impacts of certain market risks, such as interest rate risk. In the future, we expect impacts from any changes in market conditions to be minimized through our normal operating and financing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of October 2, 2015, and our principal executive officer and principal financial officer have concluded, as of October 2, 2015, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Historically, we have relied on certain financial information and resources of Parent to manage certain aspects of our business and report our results, including investor relations and corporate communications, accounting, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including compliance with the Sarbanes-Oxley Act of 2002.
There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is set forth in Note 12, Commitments and Contingencies, to the unaudited Combined Condensed Financial Statements under the caption “Contingencies”, contained in Part I Item 1 of this Current Report on Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

Item 1A.	Risk Factors

You should carefully consider all of the information in this quarterly report on Form 10-Q and each of the risks described below before deciding to invest in our common stock. We believe the risks described below are the principal risks, although not the only risks, relating to CSRA, including SRA, and an investment in our common stock. Some of the risks relate to the businesses of CSRA, including SRA, others to the recent transactions undertaken by CSRA. Some risks relate principally to the securities markets and ownership of our common stock.
Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this quarterly report on Form 10-Q. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition and results of operations in the future.
Past performance may not be a reliable indicator of future financial performance. Future performance and historical trends may be adversely affected by the following factors, as well as other variables, and should not be relied upon to project future period results.
Unless otherwise indicated or the context otherwise requires, “CSRA,” “we,” “our” and “us” refer to CSRA Inc. and its combined subsidiaries, including the combined business of SRA.
Risks Relating to the CSRA Business
Contracts with the U.S. federal government and its prime contractors account for most of our revenue and earnings; consequently, a decline in the U.S. federal government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Computer Sciences GS generated approximately 91% of our total revenues for the twelve months ended April 3, 2015 from sales to the U.S. federal government either as a prime contractor or subcontractor to other contractors. Computer Sciences GS generated approximately 53% of our total revenues from the DoD (including all branches of the U.S. military) and Intelligence Community and approximately 38% of our total revenues from civilian agencies. Similarly, SRA generated greater than 97% of its revenue from services provided on engagements with various agencies of the U.S. federal government in each of fiscal 2014 and fiscal 2015. We expect to continue to derive most of our revenues from work performed under U.S. federal government contracts.
We also provide services to state and local governments. Approximately 8% of the total revenues of Computer Sciences GS for fiscal 2015 were generated from state government contracts.
Because we derive a substantial majority of our revenue from contracts with the U.S. federal government, we believe that the success and development of our business will continue to depend on our successful participation in U.S. federal government contract programs. Changes in U.S. federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in U.S. federal government contracting policies could cause U.S. federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Consequently, we closely monitor federal budget, legislative and contracting trends and activities and continually examine our strategies to take these into consideration.
The U.S. federal government continues to face significant fiscal and economic challenges such as financial deficits and the debt ceiling limit. The Administration and Congress make decisions in a constrained fiscal environment largely imposed by the Budget Control Act of 2011 (the “Budget Act”). The Budget Act established limits on discretionary spending that began with GFY 2012. The Bipartisan Budget Act of 2013 (the “BBA”) that was signed into law on December 26, 2013 did not significantly alter the spending constraints established by the Budget Act.
The Budget Act provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, and further reduced planned government spending. The BBA extended the sequestration budget caps into GFY 2023. While the defense budget sustained the largest single reduction, civil agencies and programs were also impacted significantly by sequestration cuts. In light of the Budget Act, the BBA and other deficit reduction pressures, it is likely that discretionary spending by the U.S. federal government will remain constrained for the foreseeable future. As a result of sequestration, our U.S. federal government customers are more cautious with contract awards and spending, resulting in longer procurement cycles, smaller award values and an inclination towards an extension of existing customer contracts, and we expect this behavior to continue.
We continuously review our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we have experienced reduced funding on some of our programs, and may see further reductions, we do not expect the cancellation of any of our major programs. Although sequestration continued into GFY 2014, the BBA revised the amount of discretionary spending to be reduced for GFY 2014 and GFY 2015 under the Budget Act. Even with the reduced amount of sequestration for GFY 2014 and GFY 2015, the resulting automatic across-the-board budget cuts are having, and may continue to have, significant consequences for our business and industry.
Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in delay of the initiation of work.
Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed-price, cost reimbursement, and time-and-materials. Some contracts are ordering vehicles, including indefinite delivery/indefinite quantity and government-wide acquisition contracts such as General Services Administration (“GSA”) schedule contracts, and orders under these contracts include firm fixed-price, time-and-materials or cost reimbursable types. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. federal government has increasingly relied on contracts that are subject to a competitive bidding process, including indefinite delivery/indefinite quantity, GSA schedule and other multi-award contracts, which has resulted in greater competition, increased pricing pressure and more protested awards. It can take many months to resolve protests by one or more of our competitors of contract or task order awards we receive. The resulting delay in the start-up and funding of the work under these vehicles may cause our actual results to differ materially and adversely from those anticipated. Due to the competitive process to obtain contracts and an increase in bid protests, we may be unable to achieve or sustain revenue growth and profitability.
Our U.S. federal government contracts may be terminated by the government at any time and may contain other provisions permitting the government not to continue with contract performance and, if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.
We derive substantially all of our revenue from U.S. federal government contracts that typically span one or more base years and one or more option years. The option periods typically cover more than half of a contract’s potential duration. U.S. federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts for convenience could result in significant revenue shortfalls from those anticipated. Virtually all of our U.S. federal government contracts contain one of the form clauses for termination for convenience set forth in the Federal Acquisition Regulation and, therefore, our revenues from these contracts could be at risk if the government elected to exercise its termination for convenience rights. If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. As is common with government contractors, we have experienced and continue to experience occasional performance issues under certain of our contracts. Depending upon the value of the matters affected, a performance problem that impacts our performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.
Our state and local government contracts subject us to similar budgetary and termination risks. Unlike U.S. federal government contracts, where limitations of liability are established in the Federal Acquisition Regulation (the “FAR”) and agency supplements, state and local government contracts have negotiated liability limits that are often higher than typical commercial liability caps and, in some instances, are uncapped. Our state contracts also have termination for convenience and termination for cause provisions and, therefore, our revenues from these contracts could be at risk if the state agencies elected to exercise their termination for convenience rights. Local contracts also typically contain termination for convenience clauses. For state and local government contracts, based on total revenues for FY2015, $330.3 million in revenues is associated with contracts that contain termination for convenience clauses.
U.S. federal government contracts contain numerous provisions that are unfavorable to us.
U.S. federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in systems and software developed by us;

•	suspend or debar us from doing business with the U.S. federal government or with a governmental agency;

•	impose fines and penalties and subject us to criminal prosecution;

•	control or prohibit the export of our data and technology; and

•	impose special handling and control requirements for controlled unclassified information.
Certain of our and SRA’s contracts also contain organizational conflict of interest (“OCI”) clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that: (1) make us unable or potentially unable to render impartial assistance or advice to the government; (2) impair or might impair our objectivity in performing contract work; or (3) provide us with an unfair competitive advantage. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to develop and install that system or supporting a prime contractor. We have divested lines of business in the past to avoid and/or mitigate OCIs. We are evaluating the OCI provisions in our contracts and those of SRA to determine the potential effects of those clauses on future business. Depending upon the value of the matters affected, an OCI issue that precludes our participation in, or performance of, a program or contract could cause our actual results to differ materially and adversely from those anticipated.
Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. federal government contracts, disqualification from bidding on future U.S. federal government contracts and suspension or debarment from U.S. federal government contracting.
We must comply with laws and regulations relating to the formation, administration and performance of U.S. federal government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant statutes and regulations that affect us include:

•	the FAR and agency supplements, which regulate the formation, administration and performance of U.S. federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•
the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials;

•
the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. federal government for payment or approval; and

•	the U.S. federal government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. federal government contracts.
Our business is subject to reviews, audits and cost adjustments by the U.S. federal government which, if resolved unfavorably, could adversely affect our profitability, cash position or growth prospects.
U.S. federal government agencies, including the DCAA, the DCMA and others, routinely audit and/or review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including its accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system.
Both contractors and the U.S. federal government agencies conducting these audits and reviews have come under increased scrutiny. As a result, the current audits and reviews have a greater scope, have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its audits, the DCAA has made unfavorable audit findings and recommendations with regard to the qualifications of employees and subcontractors for contract labor categories that were charged under contracts and have concluded that costs we deemed to be allowable costs under the FAR cost principles were unallowable. We have vigorously disputed many of the DCAA’s findings over the years. Some of these audits have been resolved through negotiation with a lesser amount recovered by the government while other audit findings remain in dispute. This is a typical pattern for us and the DCAA that we expect to continue.
A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. federal government customers until the control deficiencies are corrected and our corrections are accepted by the DCMA. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. The receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems from the responsible U.S. federal government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. federal government imposing penalties and sanctions against us, including the withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. federal government. Most of our subcontractors are subject to these same regulatory requirements. As a prime contractor, we may incur additional costs or our ability to invoice and receive timely payment on contracts may be affected if a subcontractor does not comply with these regulations and its lack of compliance affects our performance under a prime contract.
CSC’s indirect cost audits by the DCAA have not been completed for fiscal 2004 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2003 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.
The DCAA has not completed audits of SRA’s incurred cost submissions for fiscal 2009 and subsequent fiscal years. SRA has recorded financial results subsequent to fiscal 2008 based upon costs that SRA believes will be approved upon final audit or review. If incurred cost audits result in adverse findings that exceed SRA’s estimates, it may have an adverse effect on our financial position, results of operations or cash flows.
Our state and local government contracts are also subject to audits and reviews by state and local government agencies including state comptrollers and inspector generals. Where federal funds are used by a state to fund all or part of a contract we perform, the state and the Computer Sciences GS Business may be subject to audit by a U.S. federal government agency and/or the Government Accountability Office. See “Part II—Item 1—Legal Proceedings” for more information.
Our business is subject to governmental review and investigation which could adversely affect our profitability, cash position and growth prospects.
We are routinely subject to governmental investigations relating to our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.
More generally, increases in scrutiny and investigations from government organizations, legislative bodies or agencies into business practices and major programs supported by contractors may lead to increased legal costs and may harm our reputation, profitability, growth prospects and ability to recruit and retain employees.
If our customers request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.
We may perform work for the U.S. federal government and state governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse effect on our profitability.
The U.S. federal government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. federal government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest, deterrence of fraud and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. federal government agencies, such as increased usage of fixed-price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.
Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.
Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws and regulations, including anti-corruption laws. Other examples could include the failure to comply with our Code of Business Conduct, policies and procedures or with federal, state or local government procurement regulations, rules regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, international trade controls (particularly the International Traffic in Arms Regulations), lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct and, as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business and our future results.
Our ability to perform services for certain of our U.S. federal government customers is dependent on our ability to maintain necessary security clearances.
Select U.S. federal government customers require us to maintain security clearances for certain of our facilities used in the performance of classified contracts. Employees who perform under certain government contracts are required to possess appropriate personnel security clearances for access to classified information granted by the respective government agency. The competition for qualified personnel who possess security clearance is very strong in certain public sector markets. In the event that a government customer were to revoke the facility and/or personnel clearances of all or substantially all of the employees performing work under a classified contract, such revocation could be grounds for termination of the contract by the government customer. Similarly, if we are unable to hire sufficient qualified and cleared personnel to meet contractual commitments, a contract could be terminated for non-performance. Under either circumstance, such termination, depending on the contract value, could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
We have contracts with the U.S. federal government that are classified which may limit investor insight into portions of our business.
Over the last three fiscal years, an average of 13% of the revenues of Computer Sciences GS was derived from classified programs with the U.S. federal government that are subject to security restrictions which preclude the dissemination of information that is classified for national security purposes. SRA also derives a portion of their revenues from programs with the U.S. government that are subject to security restrictions. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors may have less insight into our classified programs than our other programs and therefore less ability to fully evaluate the risks related to our classified business.
Our failure to attract and retain qualified employees, including our senior management team, could adversely affect our business.
Our success depends to a substantial degree on our ability to recruit and retain the technically-skilled personnel we need to serve our customers effectively. Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the IT services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions, particularly those with government security clearances, and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel require substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and cause our actual results to differ materially and adversely from those anticipated.
In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our senior management team and its ability to generate new business and execute projects successfully. Our senior management team is very important to our business because personal reputations and individual business relationships are a critical element of obtaining and maintaining customer engagements in our industry, particularly with agencies performing classified operations. The loss of any of our senior executives could cause us to lose customer relationships or new business opportunities, which could cause actual results to differ materially and adversely from those anticipated.
Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.
The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, our revenue may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.
We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.
As of April 3, 2015, the total backlog of Computer Sciences GS was $11.1 billion, which included $2.6 billion in funded backlog. As of June 30, 2015, SRA’s total backlog was $3.4 billion, which included $643.7 million in funded backlog. Due to the U.S. federal government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our state customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or in some cases never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenues, growth prospects and profitability could be adversely affected.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenues under various types of contracts, which include cost reimbursement, time-and-materials, fixed-price-level-of-effort and firm-fixed-price contracts. The accounting for these contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of offerings provided, our ability to negotiate advantageous reseller agreements with vendors as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Subcontractors’ assertions are also assessed and considered in estimating costs and profitability. In addition, our contracts contain provisions relating to cost controls and audit rights.
To varying degrees, each contract type involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Cost reimbursement and time-and-materials contracts generally have lower profitability than firm fixed-price contracts; however, due to their nature, fixed-price contract types tend to have more risk than cost type contracts. While firm fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from firm fixed-price contracts represented approximately 44% of the total revenues of Computer Sciences GS for fiscal 2015. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses.
More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, government shutdown due to congressional inaction, the effect of any changes in laws or regulations, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable. Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers.
Internal system or service failures, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our customers, which could damage our reputation and have a material adverse effect on our business and results of operations.
We create, deploy, and maintain IT and engineering systems, and provide services that are often critical to our customers’ missions, some of which involve sensitive information and may be conducted in war zones or other hazardous environments. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer malware and attacks by computer hackers or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we hold controlled unclassified, classified or other sensitive information. As a result, we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, and cyber terrorists. We have been the target of these types of attacks in the past and future attacks are likely to occur. Threat incidents identified to date have not resulted in a material adverse effect on us or our business operations. Our security measures are designed to identify and protect against security breaches and cyber-attacks; however, if successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of customer or proprietary data, interruptions or delays in our customers’ businesses and damage to our reputation. In addition, the failure or disruption of our systems, communications or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our customers’ sensitive information may be released thereby causing significant negative impacts to our reputation and could expose us or our customers to liability.
If our systems, services or other applications have significant defects or errors, are successfully attacked by cyber and other security threats, suffer delivery delays, or otherwise fail to meet our customers’ security expectations, we may:

•	lose revenue due to adverse customer reaction;

•	be required to provide additional services or remediation to a customer at no charge;

•	incur additional costs related to monitoring and increasing our security posture;

•	lose revenue due to the deployment of internal staff for remediation efforts instead of performing billable work;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers;

•
suffer claims by customers or impacted third parties for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of customer and/or third-party information; or

•	lose our ability to perform and pursue classified work and/or experience a suspension of our export privileges.
In addition to any costs resulting from contract performance or required corrective action, these failures may result in increased costs or loss of revenue if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies and techniques that we utilize or develop may raise potential liabilities related to legal compliance, intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified. Our errors and omissions insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our customer relationships. In certain new business areas, we may not be able to obtain sufficient insurance and may decide not to accept or solicit business in these areas.
As a contractor supporting national security customers, we are also subject to regulatory compliance requirements under the Defense Federal Acquisition Regulations and other federal regulations requiring that our networks and IT systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-53. Failure to comply with the security control requirements could result in our ineligibility to bid for certain agency contracts.
The strength of our financial capitalization and our credit ratings may impact our borrowing costs, our ability to raise additional capital for future needs, and our competitiveness.
We expect our balance sheet to be capitalized consistent with an investment grade credit profile and expect to execute financial policies consistent with such strategy. However, there is no assurance that our credit ratings will reflect such capitalization or financial policies, as our credit ratings are determined by credit rating agencies from their own independent review, assessment and information sources. Our credit ratings are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review our credit ratings due to developments that are beyond our control, including as a result of new standards requiring the agencies to reassess rating practices and methodologies.
If adverse changes in our credit ratings were to occur, it could result in higher borrowing costs, may limit our access to capital markets or may negatively impact our financial condition and the market price for our common stock. Any ratings downgrades could negatively impact the perception of us by lenders and other third parties, including our customers. Some of our customer contracts are long-term and mission critical to our customers’ operations, and we believe that our credit ratings may be relied upon to assess our financial strength and our financial wherewithal to perform such critical services. In certain situations, we are required to procure financial surety bonds in order to guarantee our financial performance, and the cost of such surety bonds may increase as a result of adverse changes in our credit ratings.

We may make acquisitions, which could involve inherent risks and uncertainties.
We may make acquisitions, which could involve inherent risks and uncertainties, including:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner and acclimating the employees to our culture of compliance, integrity and values;

•	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

•	the potential loss of key employees of the acquired businesses;

•	the potential diversion of senior management’s attention from our operations;

•	the risks associated with integrating financial reporting and internal control systems;

•	the difficulty in expanding IT systems and other business processes to incorporate the acquired businesses;

•	potential future impairments of goodwill associated with the acquired businesses; and

•	in some cases, the potential for increased regulation.
If an acquired business fails to operate as anticipated, cannot be successfully integrated with our existing business, or one or more of the other risks and uncertainties identified occur in connection with our acquisitions, our business, results of operations and financial condition could be adversely affected.
Our ability to pursue strategic acquisitions and partnerships may impact our ability to compete in the markets we serve.
Besides pursuing organic growth, we intend to explore potential strategic acquisitions that could allow us to expand our operations. However, we may be unable to identify attractive candidates or complete acquisitions on terms favorable to us. In addition, our ability to successfully integrate the operations we acquire and leverage these operations to generate revenue and earnings growth may significantly impact future revenue and earnings as well as investor returns. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage such integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure, thereby reducing our margins and return on investment.
We have also entered into, and expect to seek to enter into additional strategic partnerships with other industry participants as part of an effort to expand our business. However, we may be unable to identify attractive strategic partnership candidates or complete such partnerships on terms favorable to us. In addition, if we are unable to successfully implement our partnership strategies or our strategic partners do not fulfill their obligations or otherwise do not prove advantageous to our business, our investments in such partnerships and our anticipated business expansion could be adversely affected.
Achieving our growth objectives may prove unsuccessful. We may be unable to identify future attractive acquisitions and strategic partnerships, which may adversely affect our growth. In addition, our ability to consummate or integrate acquisitions or to consummate or implement our strategic partnerships may be materially and adversely affected.
We could suffer losses due to asset impairment charges.
We test our goodwill for impairment during the second quarter of every year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment could result and a non-cash charge could be required.

We have acquired software and other long-lived intangible assets that are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset, or group of assets, may not be recoverable. If the carrying amount is not recoverable and it exceeds its fair value, a non-cash impairment charge would be recognized.
We also test certain equipment and deferred cost balances associated with contracts when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget. If the projected cash flows of a particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract’s fair value. Either of these impairments could materially affect our reported net earnings.
We are defendants in pending litigation that may have a material and adverse impact on our profitability.
As noted in “Item 1-Legal Proceedings” and Note 12 to the Combined Condensed Financial Statements of the Computer Sciences GS Business, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.
We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls over financial reporting.
We will be required under the Sarbanes-Oxley Act of 2002 to prepare a report of management on our internal controls that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the public accounting firm that will be auditing our financial statements will report on the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of each fiscal year end, we may be exposed to negative publicity. The resulting negative publicity may materially and adversely affect our business and stock price.
Pension costs are dependent on several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly as well as affect the affordability of our products and services.
In connection with the Spin-Off, we assumed most obligations under substantially all of CSC’s material U.S. domestic defined benefit pension plans, including various supplemental executive retirement plans and substantial assets and liabilities in respect of pension obligations to current and former CSC employees who are not our current or former employees. The PBGC is a federal agency created by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) to protect pension benefits in private-sector defined benefit plans. The PBGC is funded by insurance premiums paid by companies that sponsor defined benefit pension plans. If a defined benefit plan is terminated without sufficient funding to pay all the promised benefits, the PBGC's insurance program pays the promised benefits for the covered plan, up to limits set by law. As part of its risk monitoring practices, the PBGC analyzes long-run loss scenarios associated with corporate spin-offs and other transactions to ensure that covered plans do not incur unreasonable additional risk from such corporate transactions. The PBGC conducted an analysis of our defined benefit pension plans in relation to the Spin-Off.
In connection with the Spin-Off and the Mergers, CSRA became the contributing sponsor and administrator of the Computer Sciences Corporation Employee Pension Plan, which was renamed the CSRA Inc. Employee Pension Plan (the “Plan”). On November 25, 2015, CSC and CSRA entered into the “PBGC Agreement with the PBGC. Under the PBGC Agreement, the PBGC has agreed to close its investigation and CSRA has agreed to contribute to the Plan: (a) $50,000,000 on or before August 31, 2018 (the “First Additional Contingent Payment”), and (b) $50,000,000 on or before the last day of CSRA’s fiscal year 2019 (the “Second Additional Contingent Payment” and collectively with the First Additional Contingent Payment, the “Contingent Payments”), in addition to any other contributions required by law, unless certain conditions are met as described below.

CSRA will not be required to contribute the First Additional Contingent Payment if:

(a)	prior to or as of the last day of CSRA’s 2018 fiscal year, CSRA’s consolidated total net leverage ratio as defined in the PBGC Agreement is 2.75 to 1 or lower; or

(b)	at any time prior to August 31, 2018, CSRA has met any two of the following three requirements:
▪a corporate credit rating higher than BB+ from Standards and Poor’s Ratings Services, Inc., or
▪a corporate family rating higher than Ba1 from Moody’s Investor Services, Inc. or
▪a corporate credit rating higher than BB+ from Fitch Ratings, Inc.
CSRA will not be required to contribute the Second Additional Contingent Payment if prior to the last day of CSRA’s 2019 fiscal year, CSRA has permanently repaid certain amounts of its indebtedness on the terms set out in the PBGC Agreement.
In the event of certain defaults as set forth in the PBGC Agreement, CSRA’s obligation to make the Contingent Payments becomes fixed and the exceptions described above will no longer apply. CSRA will not be required to contribute any remaining unpaid Contingent Payment if on the last day of calendar years 2017 or 2018, or the last day of CSRA’s 2017, 2018 or 2019 fiscal years, the Plan’s funded status as defined in the PBGC Agreement is equal to or is greater than 80% as calculated by the Plan’s actuary.
We also have obligations to provide certain health care and life insurance benefits to eligible retirees. The impact of these plans on our GAAP earnings may be volatile in that the amount of expense we record for our pension and other postretirement benefit plans may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions that will impact our annual remeasurement “mark-to-market,” or under immediate recognition, accounting results, including interest rates, realized investment returns, and other actuarial assumptions including participant longevity (also known as mortality) estimates. Changes in these factors may also affect our required plan funding, cash flow and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts may be subject to changes caused by legislative or regulatory actions. CSC has taken certain actions over the last few years to mitigate the volatility the defined benefit pension plans may have on our earnings and cash flows, including amendments made in 2009 to certain of our defined benefit pension plans to freeze pension accrual benefits, making discretionary contributions from proceeds from the sale of businesses, diversifying our investment asset allocation strategies, and liquidating liabilities via lump sum settlements. In addition, CSC implemented heath care insurance exchanges during fiscal 2015 to improve local medical care and to reduce our costs in providing retiree medical benefits and other post-employment benefits and, where possible, eliminated future financial impact on us from inflation in retiree medical care costs. However, the impact of these actions may be less than anticipated or may be offset by other pension and other postretirement benefits cost increases due to factors such as changes in actuarial assumptions, reduced investment returns, or changes in discount rates.
Changes in our tax rates could affect our future results.
Our future effective tax rates could be affected by changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. We are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

We may be adversely affected by disruptions in the credit markets, including disruptions that reduce our suppliers’ access to credit.
The credit markets have historically been volatile and therefore it is not possible for us to predict the ability of our suppliers or partners to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, it could also pose a risk to our business if certain government suppliers are unable to obtain financing to meet payment or delivery obligations to us.
We have substantial indebtedness, and we have the ability to incur significant additional indebtedness, which could adversely affect our business, financial condition and results of operations.
We have substantial indebtedness and we may increase our indebtedness in the future. As of April 3, 2015, after giving effect to the incurrence of estimated indebtedness in connection with the Spin-Off, Special Dividend and Mergers, our pro forma total outstanding indebtedness would have been approximately $3.15 billion.
Our level of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

•	increase our cost of borrowing;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise, pay cash dividends or repurchase our common stock;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a potential disadvantage compared to our competitors that have less debt.
Our ability to make scheduled payments on and to refinance our indebtedness will depend on and be subject to our future financial and operating performance, which in turn is affected by general economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or to borrow funds in an amount sufficient to enable us to make payments on our debt, to refinance our debt or to fund our other liquidity needs. If we were unable to make payments on or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The terms of debt agreements that we entered into in connection with the Spin-Off and Mergers and market or business conditions may limit our ability to take some or all of these actions. In addition, if we incur additional debt, the related risks described above could be exacerbated.
The agreements governing our indebtedness contain restrictive covenants, which restrict our operational flexibility.
The agreements governing our indebtedness contain restrictions and limitations on our ability to engage in activities that may be in our long-term best interests, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business.
In addition, certain agreements governing our indebtedness contain financial maintenance covenants requiring, as at the end of, and for, each fiscal quarter of CSRA ending after November 27, 2015, (a) a ratio of consolidated total net debt to consolidated EBITDA not in excess of 4:00:1:00, stepping down to 3.50:1.00 at the end of the first full fiscal quarter ending at least 18 months after November 27, 2015; and (b) a consolidated EBITDA to interest expense ratio of not less than 3.00:1.00. The agreements governing our indebtedness will also contain affirmative covenants and representations and warranties customary for financings of this type.
Events beyond our control could affect our ability to meet these covenants. Our failure to comply with obligations under the agreements governing our indebtedness may result in an event of default under those agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results and business and could cause us to become insolvent or enter bankruptcy proceedings.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
Subsequent to the Spin-Off, we will need to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and new sources of capital, including additional financing. Our ability to obtain future financing will depend, among other things, on our financial condition and results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Historically, we have relied on CSC and its credit facilities and its access to capital for our financing needs but, after the Spin-Off, we will not have access to CSC’s credit for our future financings. There can be no assurance that, as a new independent public company, we will have sufficient access to the capital markets on terms that we will we find acceptable.
In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages and equitable relief.
The solutions we provide to our customers may inadvertently infringe on the intellectual property rights of third parties resulting in claims for damages and equitable relief against us or our customers. Customer agreements can require a solution provider to indemnify the customer for infringement. Under the FAR, the government can require a contractor to indemnify it for infringement. The expense and time of defending against these claims may have a material and adverse impact on our profitability. Additionally, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new business. We will not be entitled to indemnification from CSC in connection with most intellectual property we license from CSC if the use by us of that intellectual property infringes the rights of third parties, other than certain software and process improvements we license in connection with the annual maintenance fee we will pay to CSC.
Our business may suffer if we cannot continue to enforce the intellectual property rights on which our business depends.
Our business carefully maintains a combination of patents, trade secrets, trademarks, trade names, copyrights and proprietary rights, as well as contractual arrangements, including licenses, to protect our intellectual property. Our intellectual property rights are important to our continued success and our competitive position. Under the Intellectual Property Matters Agreement we entered into with CSC, CSC is entitled to enforce certain intellectual property rights licensed to us. If CSC fails to enforce those rights or enforces them in a way that is not advantageous to us, the value to us of that intellectual property may be diminished. Any impairment of our intellectual property, including due to changes in U.S. and worldwide intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our business, financial condition and results of operations.
We have been, and may be in the future, subject to claims of intellectual property infringement, which could require us to change our business practices.
Successful claims that we infringe the intellectual property of others could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. This could require us to change our business practices and limit our ability to compete effectively. Even if we believe that claims of intellectual property infringement are without merit, defending against the claims can be time-consuming and costly and divert management’s attention and resources away from our business.
SRA’s income tax returns are subject to audit in various jurisdictions and its fiscal 2011 U.S. federal income tax returns are currently under audit.
SRA’s income tax returns are subject to review and audit in the United States and other jurisdictions with varying statutes of limitation. SRA has not recognized the benefit of income tax positions that we believe would be more-likely-than-not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges SRA’s tax positions, our effective tax rate on our earnings could increase substantially, and our earnings and cash flows from operations could be materially adversely affected.
Periods for SRA’s fiscal years ended after July 1, 2010 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2010 may remain subject to examination by tax authorities. SRA’s consolidated U.S. federal income tax return for the fiscal year ended June 30, 2011 is currently under audit by the IRS. SRA has been notified that the IRS intends to contest a significant deduction taken during that period, which SRA plans to defend vigorously. Nonetheless, if the IRS were to challenge SRA’s prior tax positions and SRA is unsuccessful in defending them, we may be required to pay taxes for prior periods, interest, fines or penalties, and/or be obligated to pay increased taxes in the future, any of which could have a material adverse effect on our business, financial condition, and results of operations.
SRA has obtained insurance for certain taxes, interest, penalties and defense costs attributable to certain deductions taken by SRA that may be contested by the IRS.
Risks Relating to Recent Transactions
The recent Spin-Off could result in significant tax liability to CSC and its stockholders.
Among other requirements, completion of the Spin-Off was conditioned on CSC’s receipt of a written opinion from its outside tax advisor regarding the qualification of the Distribution as tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”).
The opinion of counsel does not address any U.S. state, local or foreign tax consequences of the Spin-Off. The opinion assumed that the Spin-Off was completed according to the terms of the Master Separation and Distribution Agreement and relied on facts as stated in the Master Separation and Distribution Agreement, the Tax Matters Agreement, the other ancillary agreements, and a number of other documents. In addition, the opinion was based on certain representations as to factual matters from, and certain covenants by, CSC and us. The opinion cannot be relied on if any of the assumptions, representations or covenants are incorrect, incomplete or inaccurate or are violated in any material respect.

The opinion of counsel is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. CSC has not requested, and does not intend to request, a ruling from the IRS regarding the U.S. federal income tax consequences of the Spin-Off.
If the Distribution were determined not to qualify for tax-free treatment, U.S. Holders could be subject to tax. In this case, each U.S. Holder who receives our common stock in the Distribution would generally be treated as receiving a distribution in an amount equal to the fair market value of our common stock received, which would generally result in: (1) a taxable dividend to the U.S. Holder to the extent of that U.S. Holder’s pro rata share of CSC’s current and accumulated earnings and profits; (2) a reduction in the U.S. Holder’s basis (but not below zero) in CSC common stock to the extent the amount received exceeds the stockholder’s share of CSC’s earnings and profits; and (3) a taxable gain from the exchange of CSC common stock to the extent the amount received exceeds the sum of the U.S. Holder’s share of CSC’s earnings and profits and the U.S. Holder’s basis in its CSC common stock.
If the Distribution were determined not to qualify for tax-free treatment, then CSC would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the Distribution. Under certain circumstances, we could have an indemnification obligation to CSC with respect to tax on any such gain.
We could have an indemnification obligation to CSC if the Distribution were determined not to qualify for tax-free treatment, which could materially adversely affect our financial condition.
If, due to any of our representations being untrue or our covenants being breached, it were determined that the Distribution did not qualify for tax-free treatment under Section 355 of the Code, we could be required to indemnify CSC for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.
In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to CSC, but not to stockholders, for U.S. federal income tax purposes, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the period beginning two years before the date of the Distribution through two years after the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to CSC due to such a 50% or greater change in ownership of our stock, CSC would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the Distribution, and we generally would be required to indemnify CSC for the tax on such gain and related expenses. Any such indemnification obligation could materially adversely affect our financial condition. See “Part I—Item 1—Note 13—Material Agreements—Tax Matters Agreement.”
We agreed to numerous restrictions to preserve the tax-free treatment of the Distribution, which may reduce our strategic and operating flexibility.
We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses, equity issuances or repurchases or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable. See “Part I—Item 1—Note 13—Material Agreements—Tax Matters Agreement.”
Our ability to expand our business beyond U.S. federal and certain state and local government customers may be constrained.
Our Intellectual Property Matters Agreement with CSC restricts our ability to use certain intellectual property to sell our services to customers other than our existing customer base (i.e., U.S. federal and certain state and local government customers) for a period after the Distribution. In addition, under our Non-U.S. Agency Agreement, we have appointed CSC as our exclusive agent outside the U.S. with regard to certain non-U.S. customers, subject to some exceptions, for a period after the Distribution and we have agreed not to solicit certain shared state and local government customers for a period after the Distribution. While we have no current plans to expand our existing business in ways that would require us to engage in business beyond the scope of the rights to intellectual property we currently have, we are unable to engage in business activities outside the scope of that license until the expiration of those restrictions unless we develop or acquire new intellectual property. See “Part I—Item 1—Note 13—Material Agreements—Intellectual Property Matters Agreement.”
We may be unable to achieve some or all of the benefits that we expect to achieve from the recent Spin-Off.
We believe that, as an independent publicly-traded company, we will be able to, among other things, better focus our financial and operational resources on our specific business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. However, having recently separated from CSC, we may be more susceptible to market fluctuations and other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. The completion of the recent Spin-Off has required and is expected to continue to require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be adversely affected.
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly-traded company, and we may experience increased costs after the recent Spin-Off.
We have historically operated as part of CSC’s corporate organization, and CSC has provided us with various corporate functions. Following the recent Spin-Off, CSC will have no obligation to provide us with assistance. Accordingly, we will need to provide internally or obtain from unaffiliated third parties the services we previously received from CSC prior to the Spin-Off. These services include IT, tax administration, treasury activities, technical accounting, benefits administration, procurement, legal and ethics and compliance program administration, the effective and appropriate performance of which are critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we received from CSC. Because our business has historically operated as part of the wider CSC organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect our business. As part of CSC, we benefited from CSC’s size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology such as computer software licenses. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining goods and services, our business, financial condition and results of operations may be adversely affected.
We have limited recent operating history as an independent publicly-traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly traded company and may not be a reliable indicator of our future results.
We derived the Computer Sciences GS historical financial information included in this quarterly report on Form 10-Q from CSC’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent publicly-traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•
Prior to the Spin-Off, we operated as part of CSC’s broader corporate organization and CSC performed various corporate functions for us, including IT, tax administration, treasury activities, technical accounting, benefits administration, procurement, legal and ethics and compliance program administration. Our historical financial information reflects allocations of corporate expenses from CSC for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly-traded company.

•	We recently entered into agreements with CSC that did not exist prior to the Spin-Off, which will cause us to incur new costs. See “Part I—Item 1—Note 13—Material Agreements.”

•
Our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from CSC, including changes in our cost structure, personnel needs, tax profile, financing and business operations. As part of CSC, we enjoyed certain benefits from CSC’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we will lose these benefits after the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of CSC prior to the Spin-Off.

Following the recent Spin-Off, we are also responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. Therefore, our financial statements may not be indicative of our future performance as an independent publicly-traded company. While we have been profitable as part of CSC, we cannot assure you that our profits will continue at a similar level as an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see “Part I—Item 1—Financial Statements” and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations of Computer Sciences GS” and our historical financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q .
Our historical and pro forma financial data are not necessarily representative of the results the combined company would have achieved and may not be a reliable indicator of the combined company’s future results.
Our historical and pro forma financial data included in this quarterly report on Form 10-Q may not reflect what our results of operations and financial position would have been had we been a combined company, and publicly traded, during the periods presented, or what the combined company’s results of operations, financial condition and cash flows will be in the future. In addition, the pro forma financial data we have included in this quarterly report on Form 10-Q are based in part upon a number of estimates and assumptions. These estimates and assumptions may prove not to be accurate, and accordingly, our pro forma financial data should not be assumed to be indicative of what our financial condition or results of operations actually would have been as a combined company and may not be a reliable indicator of what our financial condition or results of operations actually may be in the future.
We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with CSC that are based on the costs historically allocated to us by CSC.
We entered into agreements with CSC related to our separation from CSC, including the Master Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Intellectual Property Matters Agreement, Real Estate Matters Agreement and Non-U.S. Agency Agreement and any other agreements, while we were still part of CSC that are based on the costs historically allocated to us by CSC. Accordingly, these agreements may not reflect terms that would have resulted from arms-length negotiations among unaffiliated third parties. Among other things, pursuant to the Intellectual Property Matters Agreement, CSC retained ownership of all proprietary intellectual property (other than certain restricted intellectual property developed by us, which CSC assigned to us) and licensed certain rights we require for use solely in connection with U.S. federal and certain U.S. state and local government customers, on a perpetual, royalty-free, non-assignable basis. In addition, an annual net maintenance fee will be due to CSC of $30 million for each of the five years following the Distribution plus certain additional maintenance fees if we exceed certain revenue thresholds in order to receive certain maintenance services including the right to updates, patches and new versions that are made generally available to CSC customers during that period that relate to the software products and workflow and design methodologies that are covered by the license. Under U.S. federal government cost accounting rules, it is possible that a portion of the annual maintenance fee we will pay to CSC may not be an allowable and/or allocable cost. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between CSC and

us. We may have received better terms from third parties because third parties may have competed with each other to win our business.
Certain of our directors and officers may have actual or potential conflicts of interest because of their previous or continuing positions at CSC.
Because of their current or former positions with CSC, certain of our directors and officers own CSC common stock and equity awards. Even though our Board of Directors consists of a majority of directors who are independent, some of our directors continue to have a financial interest in CSC common stock and equity awards. In addition, Mr. Lawrie, who is Chairman of our Board, continues to serve on the board of directors of CSC and as its Chief Executive Officer. Continuing ownership of CSC common stock and equity awards, or service as a director at both companies could create, or appear to create, potential conflicts of interest if we have disagreements with CSC about the contracts between us that continue or face decisions that could have different implications for us and CSC.
The integration of the Computer Sciences GS Business with the SRA business following the recent Spin-Off and the Mergers may present significant challenges.
Following the recent Mergers, we have significantly more sales, assets and employees than the Computer Sciences GS Business had prior to the consummation of the Mergers.  Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of Computer Sciences GS and SRA.  A significant degree of difficulty and management involvement is inherent in that process.  These difficulties include, but are not limited to:

•	the challenge of integrating the Computer Sciences GS and SRA businesses and carrying on the ongoing operations of each business;

•	the challenge of integrating the business cultures of each company;

•	the challenge of creating uniform standards, controls, procedures and policies and controlling the costs associated with these matters;

•	the challenge and costs of integrating the IT, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems and processes of each company; and

•	the potential difficulty in retaining key employees and sales personnel of Computer Sciences GS and SRA.
The difficulty and management involvement, including the factors described above, may be more challenging because they come as CSRA is operating as an independent company for the first time. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the businesses of CSRA, including SRA, and may require us to incur substantial out-of-pocket costs. Members of our senior management may be required to devote considerable amounts of time and attention to this integration process, which will decrease the time they will have to manage our businesses, service existing customers, attract new customers and develop new services or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities, including activities associated with the establishment of CSRA as an independent company, are interrupted as a result of the integration process, the businesses of CSRA, including SRA, could suffer. We cannot assure you that CSRA will successfully or cost-effectively integrate the Computer Sciences GS Business and SRA business. The failure to do so could have a material adverse effect on the financial condition and results of operations of CSRA.

Risks Relating to Our Common Stock and the Securities Market
No market for our common stock existed prior to the Spin-Off and an active trading market may not develop or be sustained. Our stock price may fluctuate significantly.
There was no public market for our common stock prior to the Spin-Off. A limited trading market for CSRA common stock, commonly known as a “when-issued” trading market, began two trading days prior to the record date for the Distribution, and “regular-way” trading of CSRA common stock began on the first trading day after the Distribution. Accordingly, an established active trading market for our common stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price being depressed or volatile.
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategies;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock after the Spin-Off;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the IT services industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.
Furthermore, our business profile and market capitalization may not fit the investment objectives of some CSC stockholders and, as a result, these CSC stockholders may sell their shares of our common stock. See “Substantial sales of our common stock may occur in connection with the recent Spin-Off, which could cause our stock price to decline.” Low trading volume for our stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on our stock price volatility.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

Substantial sales of our common stock may occur in connection with the recent Spin-Off, which could cause our stock price to decline.
CSC stockholders who received shares of our common stock in the Distribution generally may sell those shares immediately in the public market. Although we have no actual knowledge of any plan or intention of any significant CSC stockholder to sell our common stock, it is likely that some CSC stockholders, possibly including some of its larger stockholders, will sell their shares of our common stock received in the Distribution if, for reasons such as our business profile or market capitalization as an independent company, we do not fit their investment objectives or, in the case of index funds, we are not a participant in the index in which they are investing. These shares are also eligible for resale in the public market without registration subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. The sales of significant amounts of our common stock or the perception in the market that this will occur may decrease the market price of our common stock.
We cannot assure you that we will pay dividends on our common stock, and our indebtedness may limit our ability to pay dividends on our common stock.
The timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board. Our Board’s decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends, and there can be no assurance that, in the future, the combined annual dividends paid on CSC common stock, if any, and our common stock, if any, after the Spin-Off will equal the annual dividends on CSC common stock prior to the Spin-Off.
Your percentage ownership in CSRA may be diluted in the future.
Your percentage ownership in CSRA may be diluted in the future because of equity awards that we expect to grant to our directors, officers and other employees. Prior to completion of the Spin-Off, we expect to approve an incentive plan that will provide for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.
Provisions in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and of Nevada law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Several provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Nevada law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:

•
permit us to issue blank check preferred stock as more fully described under “Description of Our Capital Stock-Antitakeover Effects of Various Provisions of Nevada Law and Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws” in our Form 10 Information Statement;

•
preclude stockholders from calling special meetings except where such special meetings are requested by stockholders representing 75% of the capital stock entitled to vote. Our Amended and Restated Bylaws prevent stockholder action by written consent for the election of directors and require the written consent of 90% of the capital stock entitled to vote for any other stockholder actions by written consent; and

•	limit our ability to enter into business combination transactions with certain stockholders.
These and other provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Nevada law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of CSRA, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. See “Description of Our Capital Stock-Anti-Takeover Effects of Various Provisions of

Nevada Law and Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws” in our Form 10 Information Statement filed on November 6, 2015 for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Nothing to report.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Master Separation and Distribution Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 2.1 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

2.2
Agreement and Plan of Merger, dated as of August 31, 2005, by and among Computer Sciences Corporation, CSRA Inc., Star First Merger Sub Inc., Star Second Merger Sub LLC, SRA Companies, Inc. SRA International, Inc. and certain enumerated SRA stockholders (incorporated by reference to Exhibit 2.1 to Computer Sciences Corporation's Current Report on Form 8-K filed September 4, 2015, File No. 001-04850)

3.1	Amended and Restated Articles of Incorporation of CSRA Inc. (incorporated by reference to Exhibit 3.1 to CSRA Inc.’s Current Report on Form 8-K filed November 19, 2015, File No. 001-37494)
3.2	Amended and Restated Bylaws of CSRA Inc.(incorporated by reference to Exhibit 3.2 to CSRA Inc.’s Current Report on Form 8-K filed November 19, 2015, File No. 001-37494)
10.1
Tax Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.1 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.2
Employee Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.2 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.3
Real Estate Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.3 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.4
Intellectual Property Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.4 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.5
Non-U.S. Agency Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.5 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.6
Contribution Agreement, dated as of November 25, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.6 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.7
Promissory Note, dated as of November 25, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.7 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.8
Registration Rights Agreement, dated as of November 30, 2015, among CSRA Inc. and the SRA Stockholders specified therein (incorporated by reference to Exhibit 10.8 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.9	CSRA, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to CSRA Inc.’s Registration Statement on Form S-8 filed November 25, 2015, File No. 333-208233)
10.10	CSRA, Inc. 2015 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 4.4 to CSRA Inc.’s Registration Statement on Form S-8 filed November 25, 2015, File No. 333-208233)
10.11
Director Nomination Agreement, dated as of November 30, 2015, among CSRA Inc., Providence Equity Partners VI L.P. and Providence Equity Partners VI A L.P. (incorporated by reference to Exhibit 10.9 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.12	Form of Director and Officer Indemnification Agreement of CSRA Inc. (incorporated by reference to Exhibit 10.14 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)
10.13
Second Amended and Restated Master Accounts Receivable Purchase Agreement, dated October 1, 2015, among Computer Sciences Corporation and CSC Government Solutions LLC, as Sellers, the Purchaser parties listed therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent for the Purchasers (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Registrant’s Registration Statement

10.14
Credit Agreement, dated as of November 27, 2015, among CSRA Inc., the guarantors from time to time party thereto, the financial institutions from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., in its capacity as the administrative agent under the Pro Rata Facilities (as defined therein), Royal Bank of Canada, in its capacity as administrative agent under the Term Loan B Facility (as defined therein), MUFG Union Bank, N.A., in its capacity as collateral agent, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.10 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.15
Collateral Agreement, dated as of November 27, 2015, by and among CSRA Inc., the guarantors from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., in its capacity as administrative agent under the Pro Rata Facilities, Royal Bank of Canada, in its capacity as administrative agent under the Term Loan B Facility and MUFG Union Bank, N.A., in its capacity as Collateral Agent (incorporated by reference to Exhibit 10.11 to CSRA Inc.’s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Agreement, dated as of November 25, 2015, by and among the Pension Benefit Guaranty Corporation, Computer Sciences Corporation and CSRA Inc.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSRA INC.

Dated:	December 3, 2015	By:	/s/ William Luebke
		Name:	William Luebke
		Title:	Controller
(Principal Accounting Officer)