Form 10-Q
period 2016-01-01
CSRA Inc.
filed 2016-02-16
CIK 1646383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 1, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
162,230,250 shares of Common Stock, $0.001 par value, were outstanding on February 12, 2016.

EXPLANATORY NOTE

On November 6, 2015, the Registration Statement on Form 10, as amended, filed under the Securities Exchange Act of 1934 (the “Form 10”) of CSRA Inc. (“CSRA”), a wholly-owned subsidiary of Computer Sciences Corporation (“CSC”), formed for the purpose of effecting the Spin-Off and Mergers (both as defined below), was declared effective by the Securities and Exchange Commission. On November 27, 2015, CSC completed the spin-off of its wholly-owned subsidiary, CSRA, which owns the Computer Sciences GS Business (as defined in the Information Statement attached as Exhibit 99.1 to Amendment No. 6 to the Form 10 (the “Information Statement”)), to CSC shareholders of record on November 18, 2015 (the “Spin-Off”). On November 30, 2015, following two mergers (the “Mergers”) involving SRA Companies, Inc. (“SRA Parent”) and two wholly-owned subsidiaries of CSRA, SRA International, Inc. (“SRA”) became an indirect wholly-owned subsidiary of CSRA.

Because CSRA’s Form 10 became effective after October 2, 2015, the end of our fiscal second quarter, and the Spin-Off and the Mergers were not consummated until November 27, 2015 and November 30, 2015, respectively, the unaudited Combined Condensed Financial Statements presented in this Quarterly Report on Form 10-Q (“Form 10-Q”) include only the legacy Computer Sciences GS Business activity for the period from April 4, 2015 to November 27, 2015, CSRA for the period from November 28, 2015 to November 29, 2015, and CSRA including SRA from November 30, 2015 to January 1, 2016.

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

CSRA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     CSRA INC.
COMBINED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Dollars in thousands)	January 1, 2016	April 3, 2015
Current assets
Cash and cash equivalents	$204,469	$4,979
Receivables, net of allowance for doubtful accounts of $20,429 (fiscal 2016) and $14,733 (fiscal 2015)	740,511	696,727
Prepaid expenses and other current assets	133,023	92,665
Total current assets	1,078,003	794,371

Intangible and other assets
Goodwill	2,344,457	802,582
Customer-related and other intangible assets, net of accumulated amortization of $167,221 (fiscal 2016) and $150,295 (fiscal 2015)	902,799	33,405
Software, net of accumulated amortization of $93,030 (fiscal 2016) and $75,544 (fiscal 2015)	38,769	35,261
Other assets	72,275	58,931
Total intangible and other assets	3,358,300	930,179

Property and equipment, net of accumulated depreciation of $792,539 (fiscal 2016) and $696,796 (fiscal 2015)	501,174	436,732
Total assets	$4,937,477	$2,161,282

Current liabilities
Accounts payable	$144,124	$130,551
Accrued payroll and related costs	217,703	109,539
Accrued expenses and other current liabilities	468,522	440,606
Current capital lease liability	27,871	21,351
Current maturities of long-term debt	80,000	—
Dividends payable	16,252	—
Total current liabilities	954,472	702,047

Long-term debt, net of current maturities	2,871,906	—
Noncurrent capital lease liability	111,928	129,933
Noncurrent deferred income tax liabilities	194,931	153,297
Other long-term liabilities	576,008	80,957

Commitments and contingent liabilities

Equity
Net Parent investment, prior to Spin-Off	—	1,067,492
CSRA Stockholders’ Equity:
Common stock, $0.001 par value, 750,000,000 shares authorized, 162,621,486 shares issued and outstanding	162	—
Additional paid-in capital	160,946	—
Earnings retained for use in business	15,215	—
Accumulated other comprehensive income (loss)	29,877	(405)
Total CSRA stockholders’ equity	206,200	1,067,087
Noncontrolling interests	22,032	27,961
Total equity	228,232	1,095,048
Total liabilities and equity	$4,937,477	$2,161,282
See accompanying notes to Combined Condensed Financial Statements (unaudited)

CSRA INC.
COMBINED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Revenue	$1,031,572	$997,486	$2,955,522	$3,061,863
Related party revenue	740	1,547	4,775	6,765
Total revenue	1,032,312	999,033	2,960,297	3,068,628

Cost of services	815,906	814,048	2,343,792	2,463,687
Related party cost of services	740	1,547	4,775	6,765
Total cost of services (excludes depreciation and amortization)	816,646	815,595	2,348,567	2,470,452
Selling, general and administrative expenses	50,094	53,037	134,846	144,778
Depreciation and amortization	45,310	33,225	112,976	104,272
Separation and merger costs	43,694	—	99,979	—
Interest expense, net	13,646	5,354	24,599	16,563
Other expense (income), net	4,397	1,276	(16,688)	3,641
Total costs and expenses	973,787	908,487	2,704,279	2,739,706

Income from continuing operations before taxes	58,525	90,546	256,018	328,922
Income tax expense	7,093	33,900	84,891	122,696
Income from continuing operations	51,432	56,646	171,127	206,226
Loss from discontinued operations, net of taxes	—	(288)	—	(1,711)
Net income	51,432	56,358	171,127	204,515
Less: noncontrolling interests	2,990	1,220	12,119	10,477
Net income attributable to CSRA common stockholders	$48,442	$55,138	$159,008	$194,038

Earnings (loss) per common share
Basic:
Continuing operations	$0.30	$0.40	$0.98	$1.39
Discontinued operations	—	—	—	(0.01)
	$0.30	$0.40	$0.98	$1.38

Diluted:
Continuing operations	$0.29	$0.40	$0.97	$1.39
Discontinued operations	—	—	—	(0.01)
	$0.29	$0.40	$0.97	$1.38

Cash dividend per common share	$0.10	$—	$0.10	$—

See accompanying notes to Combined Condensed Financial Statements (unaudited)

CSRA INC.
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015

Net income	$51,432	$56,358	$171,127	$204,515

Other comprehensive (loss) income
Prior service credit	—	7,036	—	7,036
Transfer of prior service cost due to spin	31,139	—	31,139	—
Amortization of prior service cost	(1,158)	(1,142)	(2,706)	(1,125)
Foreign currency translation adjustments	2,305	(478)	1,849	(787)
Other comprehensive income	32,286	5,416	30,282	5,124

Comprehensive income	83,718	61,774	201,409	209,639
Less: comprehensive income attributable to noncontrolling interest	2,990	1,220	12,119	10,477
Comprehensive income attributable to CSRA common stockholders	$80,728	$60,554	$189,290	$199,162

See accompanying notes to Combined Condensed Financial Statements (unaudited)

CSRA INC.
COMBINED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)	Nine Months Ended
	January 1, 2016	January 2, 2015
Cash flows from operating activities
Net income	$171,127	$204,515
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,976	104,272
Stock-based compensation	8,134	13,013
Net (gain) loss on dispositions of businesses and assets	(7,188)	1,804
Amortization of above market contract intangibles	6,870	7,416
Amortization of debt issuance costs	995	—
Other non-cash charges, net	275	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in assets	149,695	10,809
(Decrease) increase in liabilities	(68,080)	55,493
Cash provided by operating activities	374,804	397,322

Cash flows from investing activities
Purchases of property and equipment	(92,470)	(43,593)
Software purchased and developed	(12,932)	(2,926)
Payments for acquisitions, net of cash acquired
Payments for acquisitions, net of cash acquired	(341,606)	(35,514)
Extinguishment of SRA long-term debt and costs	(1,100,698)	—
Reimbursement of SRA-related expenses	(29,885)	—
Proceeds from business dispositions	34,001	3,000
Proceeds from disposals of assets	2,644	4,571
Other investing activities	(10,414)	—
Cash used in investing activities	(1,551,360)	(74,462)

Cash flows from financing activities
Borrowings under revolving credit facility	200,000	—
Borrowings from other long-term debt	2,800,000	—
Debt issuance costs	(56,415)	—
Repurchase of CSRA common stock	(36,830)	—
Special Dividend payment	(1,147,807)	—
Repayment of transitory note	(350,038)	—
Payments on lease liability	(13,158)	(22,903)
Payments to noncontrolling interest	(18,000)	(16,998)
Net distribution to CSC	(10,425)	(279,419)
Other financing activities	8,719	—
Cash provided by (used in) financing activities	1,376,046	(319,320)

Net increase in cash and cash equivalents	199,490	3,540
Cash and cash equivalents at beginning of period	4,979	3,979
Cash and cash equivalents at end of period	$204,469	$7,519

See accompanying notes to Combined Condensed Financial Statements (unaudited)

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Note 1—Description of the Business, Basis of Presentation and Recent Accounting Pronouncements

Description of the Business

CSRA Inc. (“CSRA”) is a provider of IT services to the U.S. federal government. CSRA delivers IT, mission, and operations-related services across the U.S. federal government to the Department of Defense (“DoD”), the Intelligence Community and homeland security, civil and healthcare agencies, as well as to certain state and local government agencies through two segments: (1) Defense and Intelligence and (2) Civil.

The Spin-Off

On November 6, 2015, CSRA’s Registration Statement on Form 10, as amended (the “Registration Statement on Form 10”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On November 27, 2015 (the “Distribution Date”), Computer Sciences Corporation (“CSC” or “Parent”) completed the spin-off of CSRA, including the Computer Sciences GS Business (as defined in the Information Statement attached as Exhibit 99.1 to CSRA’s Registration Statement on Form 10 (the “Information Statement”)) to CSC shareholders of record (the “Spin-Off”). We refer to this series of internal transactions as the “Internal Reorganization.” For a more detailed description of the Spin-Off, see “The Transactions” in the Information Statement. To effect the separation, CSC distributed all of the shares of CSRA common stock on a pro rata basis to the record holders of CSC common stock (the “Distribution”). Following the Distribution, CSC and CSRA paid a special dividend which, in aggregate, totaled $10.50 per share (the “Special Dividend”), of which $2.25 was paid by CSC and $8.25 was paid by CSRA. The portion of the Special Dividend paid by CSC was funded by a note payable to CSC that CSRA repaid with the incurrence of additional indebtedness as described in the Information Statement.

The Mergers

Following the Spin-Off, on November 30, 2015 CSRA also completed its previously announced mergers which resulted in SRA Companies, Inc. (“SRA Parent”) merging with and into a wholly-owned subsidiary of CSRA (the “Mergers”). As a result, SRA International Inc. (“SRA”) became an indirect wholly-owned subsidiary of CSRA. Pursuant to the Merger Agreement, CSRA agreed to pay merger consideration consisting of cash and shares of CSRA. Merger consideration consisted of (1) $390,000 in cash and (2) shares of CSRA common stock representing in the aggregate approximately 15.32% of the total number of shares of CSRA common stock outstanding immediately after the Mergers were completed.

CSRA common stock began regular-way trading on the New York Stock Exchange on November 30, 2015 under the ticker symbol CSRA.

Basis of Presentation
The accompanying combined condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim period unaudited Combined Condensed Financial Statements as of and for the three and nine months ended January 1, 2016 and January 2, 2015 include the combined consolidated accounts of CSRA and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to SEC rules and regulations. The unaudited Combined Condensed Financial Statements as of and for the three and nine months ended January 1, 2016 and January 2, 2015 should be read in conjunction with the audited Combined Financial Statements and the combined notes included in the Information Statement. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Prior to the Spin-Off, the Computer Sciences GS Business consisted of the business of CSC’s North American Public Sector segment and did not operate as a separate, stand-alone entity, rather, it operated as part of CSC prior to the Spin-Off and its financial position and the related results of operations, cash flows and changes in parent equity were reported in CSC’s Consolidated Financial Statements. After the Spin-Off, CSC does not have any beneficial ownership of CSRA or the Computer Sciences GS Business, and the Computer Sciences GS Business results will not be consolidated in CSC’s financial results.
The unaudited Combined Condensed Financial Statements and notes of CSRA include CSRA, its subsidiaries, and the joint ventures and partnerships over which CSRA (or the Computer Sciences GS Business for periods prior to the Spin-Off) has a controlling financial interest. CSRA (or the Computer Sciences GS Business for periods prior to the Spin-Off) uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities’ operating and financial policies.

The accompanying Combined Condensed Financial Statements for the period prior to the Spin-Off are prepared on a carved-out and combined basis from the consolidated financial statements of the Computer Sciences GS Business of CSC as the Computer Sciences GS Business was not a separate consolidated entity prior to the Spin-Off. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the Computer Sciences GS Business. CSC’s cash was not assigned to CSRA or the Computer Sciences GS Business for any of the periods presented prior to the Spin-Off because those cash balances are not directly attributable to the Computer Sciences GS Business or CSRA. For periods prior to the Spin-Off, the Computer Sciences GS Business reflected transfers of cash to and from CSC’s cash management system as a component of Net Parent Investment on the unaudited Combined Condensed Balance Sheets. CSC’s long-term debt has not been attributed to CSRA or the Computer Sciences GS Business for any of the periods presented because CSC’s borrowings are neither directly attributable to CSRA nor is CSRA (or the Computer Sciences GS Business for periods prior to the Spin-Off) the legal obligor of such borrowings. All intercompany transactions of CSRA have been eliminated in consolidation and combination. Related party transactions between CSRA and CSC or the Computer Sciences GS Business and other businesses of CSC are reflected as related party transactions (see Note 2).
For periods prior to the Spin-Off, the unaudited Combined Condensed Financial Statements include all revenues and costs directly attributable to the Computer Sciences GS Business and an allocation of expenses related to certain CSC corporate functions including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. These expenses had been allocated to the Computer Sciences GS Business based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. The Computer Sciences GS Business considered these allocations to be a reasonable reflection of the utilization of services by, or benefit provided to it. However, the allocations may not be indicative of the actual expense that would have been incurred had the Computer Sciences GS Business operated as an independent, stand-alone entity for the periods presented.
Prior to the Spin-Off, CSC maintained various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The employees of the Computer Sciences GS Business participated in those plans and a portion of the cost of those plans for the periods prior to the Spin-Off is included in the unaudited Combined Condensed Financial Statements for periods prior to the Spin-Off. However, the unaudited Combined Condensed Balance Sheets do not include any net benefit plan obligations unless the benefit plan covered only the Computer Sciences GS Business's active, retired and other former employees or any expense related to share-based compensation plans. See Notes 10 and 11 to the unaudited Combined Condensed Financial Statements for a further description of the accounting for our benefit plans and share-based compensation, respectively.
During the three months ended January 1, 2016, CSRA changed the method used to estimate the interest and service cost components of net periodic cost for its post-retirement benefit plans. See Note 10 for a discussion of this change.
In the unaudited Combined Condensed Statements of Cash Flows for the nine months ended January 1, 2016, CSRA changed its practice to present the required disclosure of amounts of interest (net of amounts capitalized) and

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

income taxes paid during the period from within that statement to the Notes to the Combined Condensed Financial Statements. The change was made to expand the amount of useful supplemental disclosure associated with the operating and financing activities of CSRA during the period. See Note 13 for such additional supplemental disclosure.
CSRA reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 was a fourteen-week quarter. For accounting purposes, the unaudited Combined Condensed Financial Statements reflects the financial results of SRA from the date of the Merger to December 31, 2015 combined with the Computer Sciences GS Business for the three and nine months ended January 1, 2016.
CSRA’s income from continuing operations before taxes and noncontrolling interest included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method, for the three and nine months ended January 1, 2016 and January 2, 2015:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Gross favorable	$20,361	$24,558	$64,784	$82,352
Gross unfavorable	(1,523)	(6,001)	(6,819)	(14,734)
Total net adjustments, before taxes and noncontrolling interests	$18,838	$18,557	$57,965	$67,618

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and, therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, that are expected to be collected after one year totaled $27,684 and $14,544 as of January 1, 2016 and April 3, 2015, respectively.

Depreciation expense was $29,735 and $27,547 for the three months ended January 1, 2016 and January 2, 2015, respectively. Depreciation expense was $86,472 and $86,075 for the nine months ended January 1, 2016 and January 2, 2015, respectively.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect certain amounts reported in the Combined Condensed Financial Statements and accompanying notes. These estimates are based on management’s best knowledge of historical experience, current events and on various other assumptions that management considers reasonable under the circumstances. Actual results could differ from those estimates. Amounts subject to significant judgment and estimates include, but are not limited to, costs to complete long-term contracts, cash flows used in the evaluation of impairment of goodwill and other long-lived intangible assets, certain deferred costs, collectability of receivables, reserves for tax benefits and valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing stock-based compensation and pension related liabilities.

New Accounting Standards
During the nine months ended January 1, 2016, CSRA adopted the following Accounting Standard Updates (“ASUs”):

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

ASU eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. As permitted, CSRA early adopted ASU 2015-17, effective for the period ended January 1, 2016 and applied it retrospectively to all periods presented. The impact of the early adoption of ASU 2015-17 on balances previously reported as of April 3, 2015 was a reclassification of $89,608 from Current deferred income tax liabilities to Noncurrent deferred income tax liabilities in the Combined Condensed Balance Sheet.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”). This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Early adoption is permitted for any interim or annual financial statements that have not been issued; accordingly, CSRA early adopted ASU 2015-16 effective for the period ended January 1, 2016 and will apply ASU 2015-16 to future adjustments to provisional amounts. Early adoption of ASU 2015-16 did not have a material impact on CSRA’s Combined Condensed Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts and premiums. Amortization of the costs will continue to be reported as interest expense. Subsequently, in August 2015, the FASB issued ASU No. 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which incorporates the SEC staff’s announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. The ASU clarifies that debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-03 is effective retrospectively for annual periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. The adoption of ASU 2015-15 is effective upon adoption of ASU 2015-03. As permitted, CSRA early adopted ASU 2015-03 and ASU 2015-15 effective for the period ended January 1, 2016, which did not have a material impact on CSRA's Combined Condensed Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the requirements for reporting discontinued operations in Accounting Standards Codification (“ASC”) Subtopic 205-20 “Presentation of Financial Statements—Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The adoption of ASU 2014-08, effective as of April 4, 2015, did not have a material impact on CSRA's Combined Condensed Financial Statements.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSRA:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC 605”) and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which CSRA expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of CSRA's financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. CSRA will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require CSRA to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSRA to retrospectively apply ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. CSRA expects that ASU 2014-09 will be effective for CSRA beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which was issued by the FASB in August 2015 and permits a one-year delay of the original effective date. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. CSRA is currently evaluating the impact that the adoption of ASUs 2014-09 and 2015-14 may have on CSRA's Combined Condensed Financial Statements.

Other recently issued ASUs effective after January 1, 2016 are not expected to have a material effect on CSRA’s Combined Condensed Financial Statements.
Note 2—Related Party Transactions and Corporate Allocations
Corporate Allocations
The unaudited Combined Condensed Statements of Operations, unaudited Combined Condensed Statements of Comprehensive Income and unaudited Combined Condensed Statements of Cash Flows include an allocation of general corporate expenses from CSC for periods prior to Spin-Off. The financial information in these unaudited Combined Condensed Financial Statements does not necessarily include all the expenses that would have been incurred by CSRA had it been a separate, stand-alone entity during that time. The management of CSRA considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, it. The allocation methods include relative headcount, actual services rendered and relative space utilization. Allocations for management costs and corporate support services provided to CSRA totaled $28,726 and $60,707 for the three months ended January 1, 2016 and January 2, 2015, respectively, and $133,395 and $175,919 for the nine months ended January 1, 2016 and January 2, 2015, respectively. These amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance, IT and other shared services and are included in Cost of services and Selling, general and administrative expenses. Following the Spin-Off, CSRA performs all corporate functions that were previously performed by CSC.
Transition Agreements
In connection with the separation and distribution, CSRA entered into certain agreements that govern the respective rights and responsibilities between CSC and CSRA. CSRA entered into an Intellectual Property Matters Agreement with CSC that governs the respective rights and responsibilities between CSRA and CSC with respect to intellectual property owned or used by each of the companies. Pursuant to the Intellectual Property Matters Agreement, CSC granted CSRA a perpetual, royalty-free, non-assignable license to certain know-how, certain software products, trademarks and workflow and design methodologies. CSRA will grant CSC a non-exclusive,

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

perpetual, royalty-free, fully paid-up, non-assignable license to any intellectual property acquired or developed by CSRA within six months following the Spin-Off, including all intellectual property rights of SRA for CSC’s use, which license shall be limited to use outside CSRA’s field of U.S. federal and certain state and local government customers during the first five years following the Distribution.
CSRA will pay CSC an annual net maintenance fee of $30,000 per year for each of the five years following the Distribution in exchange for maintenance services including the rights to updates and patches of certain products as well as all inventions, modifications, improvements, enhancements and updates derived from certain licensed products. In addition, CSRA will pay CSC an additional 0.5% of total consolidated revenues in excess of $7,000,000 and 5% of total revenues from its cloud computing services in excess of $600,000 in any such fiscal year during the initial five year term. As of January 1, 2016, CSRA paid the $30,000 maintenance fee, which is included in Prepaid expenses and other assets in the unaudited Combined Condensed Balance Sheets and will be amortized over one year. During the three and nine months ended January 1, 2016, CSRA amortized $2,500 to expense in Selling, general and administrative (“SG&A”) in the unaudited Combined Condensed Statements of Operations.
CSRA entered into a Tax Matters Agreement with CSC that governs the respective rights, responsibilities and obligations of CSC and CSRA with respect to all tax matters, and includes restrictions designed to preserve the tax-free status of the Distribution. CSRA has joint and several liability with CSC to the IRS for the consolidated U.S. Federal income taxes of the CSC consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and CSC agrees to indemnify us against any amounts for which we are not responsible. During the three and nine months ended January 1, 2016, CSRA did not incur charges payable to CSC under the Tax Matters Agreement.
CSRA entered into a Real Estate Matters Agreement with CSC that governs the respective rights and responsibilities between CSRA and CSC following the Spin-Off with respect to real property used by CSRA but not owned by CSRA or leased directly from a third party, including the allocation of space within shared facilities and the allocation of stand-alone facilities between CSRA and CSC. As of January 1, 2016, CSRA recorded $331 as a reduction of facilities cost related to rental income in SG&A from CSC under the Real Estate Matters Agreement.

Note 3—Acquisitions and Divestitures

Fiscal 2016 Acquisition

As discussed in Note 1, on November 30, 2015, CSRA completed its previously announced Mergers which resulted in SRA Parent merging with and into a wholly-owned subsidiary of CSRA. As a result, SRA became an indirect wholly-owned subsidiary of CSRA. The Mergers are expected to provide clients, investors and employees of both companies with significant benefits which include a vastly expanded portfolio of expertise, cost competitiveness and increased financial strength which will position the merged company well for future growth opportunities and the ability to further attract industry-leading talent.
The Mergers are reflected in CSRA’s financial statements using the acquisition method of accounting, with CSRA being considered the accounting acquirer of SRA. The total merger consideration (“Merger Consideration”) transferred was $2,299,575, which consisted of (1) $390,000 in cash (gross of cash acquired of $48,309) and (2) 25,170,564 shares of CSRA common stock representing in the aggregate 15.32% of the total number of shares of CSRA common stock outstanding, gross of shares withheld for taxes, immediately after the Mergers were completed. The fair market value of shares was determined based on a volume-weighted average price of $30.95 per CSRA share on November 30, 2015, the first day of CSRA’s regular-way trading on the NYSE. Additional components of consideration transferred consisted of (1) $1,100,727 related to liabilities assumed and (2) $29,855 of acquiree-related transaction costs.
CSRA recorded, on a preliminary basis, the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. See

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Note 6 for further discussion of the measurement considerations for acquired intangible assets. The following table reflects the preliminary fair values of assets acquired and liabilities assumed as of November 30, 2015:

Preliminary allocation:
Cash, accounts receivable and other current assets	$304,813
PPE and other long-term assets	32,997
Intangibles—customer relationships, backlog and other intangibles assets	890,500
Accounts payable and other current liabilities	(195,863)
Other long-term liabilities	(33,273)
Deferred tax liabilities	(252,277)
Total identified net assets acquired	746,897

Goodwill	1,552,678

Estimated total purchase consideration	$2,299,575

The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. Due to the preliminary nature of the valuation of the acquisition, goodwill arising from the acquisition has not yet been allocated to CSRA’s reportable segments. The goodwill is not expected to be deductible for tax purposes.
The fair values of assets acquired and liabilities assumed were based on a preliminary valuation and our estimates and assumptions are subject to change and may result in material changes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents results as if the Spin-Off and the Mergers and the related financing had occurred on March 29, 2014. The historical consolidated financial information of CSRA and SRA has been adjusted in the pro forma information to give effect to the events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The consolidated financial information of SRA includes merger and integration costs that are not expected to recur and impact the combined results over the long-term. The unaudited pro forma results do not reflect future events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Mergers. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on March 29, 2014, nor is it necessarily an indication of future operating results.

	Three Months Ended January 1, 2016
	CSRA Three Months Ended January 1, 2016 (a)	Historical SRA October 1 - November 30, 2015	Effects of Spin-Off (b)	Effects of Merger (c)	Pro Forma for Spin-Off and Merger
Revenue	$1,032,312	$239,782	$—	$(395)	$1,271,699
Income (loss) from continuing operations attributable to CSRA Shareholders	48,442	(37,263)	32,734	55,276	99,189

Income per common share:
Basic	$0.30				$0.61
(a) Revenue and Income (Loss) from continuing operations attributable to CSRA Shareholders from the SRA business includes $116,858 and $(122), respectively, for the period of December 1 through 31, 2015.
(b) Income from continuing operations attributable to CSRA Shareholders effected for the Spin-Off excludes $27,374 of non-recurring costs incurred to give effect to the separation of the Computer Sciences GS Business from CSC.
(c) Income from continuing operations effected for the Merger excludes $46,259 of non-recurring costs incurred to give effect to the merger of SRA and CSRA.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

	Three Months Ended January 2, 2015
	Historical Computer Sciences GS Three Months Ended January 2, 2015	Historical SRA Three Months Ended December 31, 2014	Effects of Spin-Off	Effects of Merger	Pro Forma for Spin-Off and Merger
Revenue	$999,033	$342,018	$—	$(720)	$1,340,331
Income (loss) from continuing operations attributable to Parent	55,426	(6,043)	(250,540)	(154)	(201,311)

Income (loss) per common share:
Basic	$0.40				$(1.23)

	Nine Months Ended January 1, 2016
	CSRA Nine Months Ended January 1, 2016 (a)	Historical SRA October 1- November 30, 2015	Effects of Spin-Off (b)	Effects of Merger (c)	Pro Forma for Spin-Off and Merger
Revenue	$2,960,297	$949,661	$—	$(1,844)	$3,908,114
Income (loss) from continuing operations attributable to CSRA Shareholders	159,008	(40,289)	79,451	78,865	277,035

Income per common share:
Basic	$0.98				$1.71
(a) Revenue and Income (Loss) from continuing operations attributable to CSRA Shareholders from the SRA business includes $116,858 and $(122), respectively, for the period of December 1 through 31, 2015.
(b) Income from continuing operations attributable to CSRA Shareholders effected for the Spin-Off excludes $83,659 of non-recurring costs incurred to give effect to the separation of the Computer Sciences GS Business from CSC.
(c) Income from continuing operations effected for the Merger excludes $53,609 of non-recurring costs incurred to give effect to the merger of SRA and CSRA.

	Nine Months Ended January 2, 2015
	Historical Computer Sciences GS Nine Months Ended January 2, 2015	Historical SRA April 1- November 30, 2014	Effects of Spin-Off	Effects of Merger	Pro Forma for Spin-Off and Merger
Revenue	$3,068,628	$1,027,530	$—	$(2,211)	$4,093,947
Income (loss) from continuing operations attributable to Parent	195,749	(13,367)	(244,499)	2,506	(59,611)

Income (loss) per common share:
Basic	$1.41				$(0.36)
Fiscal 2015 Acquisition
During the second quarter of fiscal 2015, the Computer Sciences GS Business acquired Tenacity Solutions Incorporated (“Tenacity Solutions”) for $35,429 in an all-cash transaction. The Computer Sciences GS Business acquired this entity primarily to enhance its cyber security, systems engineering and software development service offerings in the federal intelligence sector. The purchase price was allocated to assets acquired and liabilities assumed based on fair value at the date of acquisition, as follows: $3,876 to current assets, $9,400 to an intangible asset other than goodwill, $8,447 to current liabilities and $30,600 to goodwill. The intangible asset, which is associated with the Computer Sciences GS Business’s customer relationships and government programs, is being amortized over 15 years. The goodwill is expected to be tax deductible. The acquisition of Tenacity Solutions is reported in the Defense and Intelligence segment. The pro forma financial information for this acquisition was not presented because the effects of this acquisition were not material

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

to the Computer Sciences GS Business’s combined results. During the second quarter of fiscal 2016, the Computer Sciences GS Business recorded a working capital adjustment of $86, which reduced total goodwill.
Fiscal 2016 Divestiture

On April 27, 2015, the Computer Sciences GS Business divested its wholly-owned subsidiary, Welkin Associates Limited (“Welkin”), a provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of Defense clients. The Computer Sciences GS Business received consideration of $34,000, and recorded a pre-tax gain on the sale of $18,464, which is included in Other income, net on the unaudited Combined Condensed Statement of Operations. Included in the divested net assets of $13,788 was $10,717 of goodwill and transaction costs of $1,748. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on the Computer Sciences GS Business’s operations and financial results.

Fiscal 2015 Divestiture

During the first quarter of fiscal 2015, the Computer Sciences GS Business recorded a $1,423 loss from discontinued operations, net of taxes related to the divestiture of its base operations, aviation and ranges services business unit, the Applied Technology Division (“ATD”), during Fiscal 2014, which included $513 related to the resolution of certain contingencies and $910 for net working capital adjustments, which reduced the total gain on the sale.

Note 4—Earnings Per Share

On the Distribution Date, CSRA had 139,128 common shares outstanding. The calculation of both basic and diluted earnings per share for the three and nine months ended January 2, 2015 utilizes the Distribution Date common shares because at that time, CSRA did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the Distribution Date.
The calculation of basic earnings (loss) per share for the three and nine months ended January 1, 2016 utilized 161,602 shares based on the weighted-average shares outstanding between the Distribution Date and the end of the period. The total period from the distribution date to the end of the quarter was used as the basis for the calculation instead of using the whole three or nine month period. The calculation of diluted earnings (loss) per share for the three and nine months ended January 1, 2016 utilized 164,676, reflecting the dilutive impact of 3,074 shares of outstanding stock options, restricted stock units, and performance-based stock units issued or granted since the Distribution Date. The total period from the distribution date to the end of the quarter was used as the basis for the basic and diluted calculation instead of using the whole three or nine month period.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Basic earnings per common share (“EPS”) and diluted EPS are calculated as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015

Net income:
From continuing operations	$51,432	$56,646	$171,127	$206,226
Less: discontinued operations	—	(288)	—	(1,711)
Less: Net income attributable to noncontrolling interests	2,990	1,220	12,119	10,477
Net income attributable to CSRA common stockholders	$48,442	$55,138	$159,008	$194,038

Common share information:
Common shares outstanding for basic EPS	161,602	139,128	161,602	139,128
Dilutive effect of stock options and equity awards	3,074	—	3,074	—

Weighted average number of common shares outstanding—diluted (1)	164,676	139,128	164,676	139,128
(1) Calculated based on number of days the shares were outstanding after the Spin-Off and during which CSRA operated as a separate standalone entity for the three and nine months ended January 1, 2016.

Earnings (loss) per share—basic and diluted:
Basic EPS:
Continuing operations	$0.30	$0.40	$0.98	$1.39
Discontinued operations	—	—	—	(0.01)
Total	$0.30	$0.40	$0.98	$1.38

Diluted EPS:
Continuing operations	$0.29	$0.40	$0.97	$1.39
Discontinued operations	—	—	—	(0.01)
Total	$0.29	$0.40	$0.97	$1.38

Note 5—Sale of Receivables

CSRA Sale of Receivables

On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with the Royal Bank of Scotland, PLC (“RBS”), as Purchaser, along with Mitsubishi UFJ Financial Group Ltd, and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of CSRA’s eligible trade receivables.
CSRA amended the Purchase Agreement with RBS by which RBS assigned its rights as a purchaser to The Bank of Tokyo-Mitsubishi UFJ, Ltd (“BTMU”), and the Purchase Agreement was amended to add BTMU, The Bank of Nova Scotia, and Mizuho Bank, Ltd., each as a Purchaser. The amended agreement also converted the receivables purchase facility (the “Facility”) to a committed facility, extended the initial term to a two-year period and added CSRA as a guarantor.
Under the Facility, CSRA can sell up to $450,000 of eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts. CSRA has no retained interests in the transferred receivables and only performs collection and administrative functions for the Purchaser for a servicing fee.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

CSRA accounts for these receivable transfers as sales under ASC 860, “Transfers and Servicing” (“ASC 860”), and derecognizes the sold receivables from its unaudited Combined Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. CSRA estimated that its servicing fee was at fair value and, therefore, no servicing asset or liability related to these services was recognized as of January 1, 2016.

During the three and nine months ended January 1, 2016, CSRA sold $590,421 and $1,922,989, respectively, of billed and unbilled receivables. Collections corresponding to these receivable sales were $561,441 and $1,716,976 for the three and nine months ended January 1, 2016, respectively. As of January 1, 2016, there was $8,708 of cash collected by CSRA but not remitted to purchasers. CSRA incurred purchase discount and administrative fees of $615 and $1,465 for the three and nine months ended January 1, 2016, respectively. These fees were recorded within other (income) expense, net in the unaudited Combined Condensed Statement of Operations.
The net impact of total receivables sold net of collections and fees related to accounts receivable sales was $28,365 and $204,548 for the three and nine months ended January 1, 2016, respectively. The net cash proceeds under the Facility are reported as operating activities in the unaudited Combined Condensed Statement of Cash Flows because both cash received from purchases and cash collections are not subject to significant interest rate risk.

SRA Sale of Receivables

Upon consummation of the Mergers, CSRA assumed SRA’s separate accounts receivable purchase agreement. SRA maintains an accounts receivable purchase agreement under which SRA sells certain accounts receivable to a third party, or the Factor, without recourse to SRA. The Factor initially pays SRA 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from SRA’s customer. The structure of the transaction provides for de-recognition and sale treatment under ASC 860, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $56,000 at any time.

During December 2015, SRA sold $38,298 of SRA’s receivables, and recognized purchase discounts and administrative fees of $77 in Other income (expense). Collections corresponding to these receivable sales were $35,592 as of January 1, 2016. As of January 1, 2016, there was no cash collected by SRA but not remitted to Purchasers. Purchase discounts and administrative fees were recorded within Other (income) expense, net in the unaudited Combined Condensed Statement of Operations.

Note 6—Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended January 1, 2016:

	Defense and Intelligence	Civil	Total
Balance as of April 3, 2015	$491,397	$311,185	$802,582
Welkin Divestiture (1)	(10,717)	—	(10,717)
Tenacity Solutions Acquisition Working Capital Adjustment	(86)	—	(86)
Acquisition of SRA (2)	—	—	1,552,678
Balance as of January 1, 2016	$480,594	$311,185	$2,344,457

(1) The fiscal 2016 deduction to goodwill is due to the first quarter Welkin divestiture described in Note 3.
(2) Due to the timing of the Mergers, as of January 1, 2016, CSRA has not been able to complete the process to finalize the assignment of acquired goodwill to the appropriate reporting units of CSRA in order to disclose acquired goodwill by reportable segment.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

CSRA tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For CSRA’s annual goodwill impairment assessment as of July 4, 2015, CSRA first assesses qualitative factors to determine whether events or circumstances existed that would lead CSRA to conclude that it is more likely than not that the fair value of any of its reporting units was below their carrying amounts. If CSRA determines that it is not more likely than not, then proceeding to step one of the two-step goodwill impairment test is not necessary. For CSRA’s annual goodwill impairment assessment as of July 4, 2015, CSRA chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, CSRA concluded that the fair value of each reporting unit significantly exceeded its carrying value, and therefore, the second step of the goodwill impairment test was not required.
As of January 1, 2016, CSRA assessed whether there were events or changes in circumstances (including the acquisition of SRA) that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. CSRA determined that there have been no such indicators, and therefore, it was unnecessary to perform an interim goodwill impairment assessment as of January 1, 2016.

Other Intangible Assets

On November 30, 2015, CSRA acquired $890,500 of definite-lived intangible assets, as described in Note 3. The components of the acquired definite-lived intangible assets as of January 1, 2016 were as follows: (1) customer relationships intangibles of $823,300, (2) backlog of $65,200, and (3) technology of $2,000. Acquired intangible assets have been recorded at their preliminary estimated fair value, and they were determined, with the assistance of an independent third-party valuation specialist, through the use of various discounted cash flow valuation techniques. These valuation techniques incorporated Level 3 inputs as described under the fair value hierarchy of ASC 820, “Fair Value Measurements” (“ASC 820”). These unobservable inputs reflect CSRA’s own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis.
The customer relationship intangible asset of $823,300 represents the fair value of future projected cash flows that are expected to be derived from sales of services to existing customers. Customer relationships were valued using the excess earnings approach, with a discount rate of 8.50% and an implied royalty range of 6.35%—8.10%. The asset is being amortized ratably over an estimated useful life of 15 years based upon the information at the time of the Mergers related to the nature of the customer relationships that CSRA acquired, the Company’s experience on customer renewals and expectations associated with customer attrition, and growth strategies.

Backlog of $65,200 represents the funded economic value of predominantly long-term contracts, less the amount of revenue already recognized on those contracts. Backlog was valued using the excess earnings approach, with a discount rate of 8.00% and an implied royalty range of 5.90%—7.50%. The asset is being amortized over an estimated useful life of one year, reflecting the fact that backlog that CSRA acquired is short-term in nature and is funded and committed.

Acquired technology of $2,000 represents the fair value of future cash flow projections taking into account expectations on investments in the technology, current and future use, and the lack of legal limitations.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

A summary of amortizable intangible assets is as follows:

	As of
	January 1, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$953,450	$(118,441)	$835,009
Acquired backlog	65,200	(5,433)	59,767
Other intangible assets	51,370	(43,347)	8,023
Software	131,799	(93,030)	38,769
Total intangible assets	$1,201,819	$(260,251)	$941,568

	As of
	April 3, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$130,150	$(110,449)	$19,701
Other intangible assets	53,550	(39,846)	13,704
Software	110,805	(75,544)	35,261
Total intangible assets	$294,505	$(225,839)	$68,666
Customer-related intangibles, backlog, and software are amortized to expense. Amortization expense for the three months ended January 1, 2016 and January 2, 2015 was $15,575 and $5,678, respectively. Amortization expense for the nine months ended January 1, 2016 and January 2, 2015 was $26,504 and $18,197, respectively. Other intangible assets, which consist of contract-related intangibles, are amortized as a reduction to revenues. Amortization as a reduction to revenues for the three months ended January 1, 2016 and January 2, 2015 was $2,290 and $2,472, respectively. Amortization as a reduction to revenues for the nine months ended January 1, 2016 and January 2, 2015 was $6,870 and $7,416, respectively. $
Estimated amortization related to intangible assets as of January 1, 2016, for the remainder of fiscal year 2016 is $38,736, and for each of the fiscal years 2017, 2018, 2019 and 2020, is as follows: $128,331, $76,114, $69,044, and $64,394, respectively.
Purchased and internally developed software (for both external and internal use), net of accumulated amortization, consisted of the following:

	As of
	January 1, 2016	April 3, 2015
Purchased software	$37,536	$30,864
Internally developed software for external use	1,233	2,950
Internally developed software for internal use	—	1,447
Total software	$38,769	$35,261
Amortization expense related to purchased software was $5,020 and $3,515 for the three months ended January 1, 2016 and January 2, 2015, respectively. Amortization expense related to internally developed software for external use was $100 and $141 for the three months ended January 1, 2016 and January 2, 2015, respectively. For the three months ended January 1, 2016, there was no amortization expense related to internally developed software for internal use as all internally developed software for internal use was transferred to CSC pursuant to the Master Separation and Distribution Agreement and the Intellectual Property Matters Agreement during the third quarter of fiscal 2016. Amortization expense was $74 for the three months ended January 2, 2015. Total amortization expense related to purchased software, internally developed software for external use, and internally developed software for

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

internal use for the three months ended January 1, 2016 and January 2, 2015 are included in total amortization expense related to software detailed above.
Amortization expense related to purchased software was $12,094 and $10,882 for the nine months ended January 1, 2016 and January 2, 2015, respectively. Amortization expense related to internally developed software for external use was $849 and $1,378 for the nine months ended January 1, 2016 and January 2, 2015, respectively. Amortization expense related to internally developed software for internal use was $147 and $221 for the nine months ended January 1, 2016 and January 2, 2015, respectively. Total amortization expense related to purchased software, internally developed software for external use, and internally developed software for internal use for the nine months ended January 1, 2016 and January 2, 2015 are included in total amortization expense related to software detailed above.
Estimated amortization expense related to purchased and internally developed software, as of January 1, 2016, for the remainder of fiscal 2016 is $3,985, and for each of the fiscal years 2017, 2018, 2019 and 2020, is as follows: $13,856, $9,888, $6,389 and $4,146, respectively.

Note 7—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	January 1, 2016	April 3, 2015
Accrued contract costs	$239,164	$212,155
Deferred revenue	139,806	174,022
Accrued expenses	79,627	45,164
Other	9,925	9,265
Total	$468,522	$440,606
Note 8—Debt
The following is a summary of CSRA’s debt as of January 1, 2016 and April 3, 2015:

	January 1, 2016	April 3, 2015
Revolving credit facility, due November 2020	$200,000	$—
Tranche A1 facility, due November 2018	600,000	—
Tranche A2 facility, due November 2020	1,450,000	—
Term Loan B facility, due November 2022	750,000	—
Capitalized lease liability	139,799	151,284
Total debt	3,139,799	151,284

Less: unamortized debt issuance costs	(48,094)	—
Less: current portion of long-term debt	(107,871)	(21,351)

Total long-term debt, net of current maturities (1)	$2,983,834	$129,933
(1) As of January 1, 2016, the fair value of the Company’s debt, based on recent trading activity, approximated carrying value.

During the third quarter of fiscal 2016, CSRA entered into the following debt facilities: (1) a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) with a committed borrowing capacity of $700,000, (2) a three-

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

year senior secured tranche A1 Term loan facility in an aggregate principal amount of $600,000 (the “Tranche A1 Facility”), (3) a five-year senior secured tranche A2 Term loan facility in an aggregate principal amount of $1,450,000 (the “Tranche A2 Facility”;) and together with the Tranche A1 Facility, the “Term Loan A Facilities”) and (4) a seven-year senior secured term loan B facility in an aggregate principal amount of $750,000 (the “Term Loan B Facility”; and together with the Term Loan A Facilities, the “Term Loan Facilities”), all of which are guaranteed by CSRA’s significant domestic subsidiaries (the “Guarantors”) and are secured by substantially all of the assets of CSRA and the Guarantors.

On November 27, 2015, the Tranche A1 Facility of $600,000 and $960,000 of the Tranche A2 Facility were funded in an aggregate amount of $1,560,000, the proceeds of which were used to fund the Special Dividend and to pay transaction costs.
On November 30, 2015, $200,000 of the Revolving Credit Facility, the remainder of the Tranche A2 Facility and all of the Term Loan B Facility were funded in an additional aggregate amount of $1,240,000, the proceeds of which were used to fund the cash portion of the Merger Consideration to holders of SRA common stock, to repay substantially all of SRA’s existing indebtedness, to pay for additional transaction costs and for general corporate purposes.
The Revolving Credit Facility, Tranche A1 Facility, and the Tranche A2 Facility bear interest at an interest rate per annum equal to, at CSRA’s option, either (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin and is payable quarterly. The Term Loan B Facility bears interest at an interest rate per annum, equal to, at CSRA’s option, either (i) LIBOR plus the applicable margin subject to a 0.75% LIBOR floor or (ii) the base rate plus the applicable margin, subject to a 1.75% base rate floor and is payable quarterly. The applicable margins for borrowings under the Revolving Credit Facility and the Term Loan A Facilities vary and are determined based on CSRA’s corporate credit or family rating. The applicable margin for borrowings under the Term Loan B Facility vary and are determined based on the ratio of consolidated total net debt to our consolidated EBITDA.
CSRA incurred costs of $56,415 in connection with the issuance of the Revolving Credit Facility and Term Loan Facilities, which are amortized using the effective interest method over the life of the respective loans. Unamortized debt issuance costs related to the Revolving Credit Facility are recorded as a deferred financing asset. Unamortized debt issuance costs related to the Term Loan Facilities are recorded as a direct deduction from the carrying amount of the debt liability. During the period from November 27, 2015 to January 1, 2016, $136 and $858 of costs for the Revolving Credit Facility and Term Loan Facilities, respectively, were amortized and reflected in interest expense in the unaudited Combined Condensed Statement of Operations.
Expected maturities of long-term debt, excluding future minimum capital lease payments for years subsequent to January 1, 2016, are as follows:

Fiscal Year	Amount
2016	$80,000
2017	80,000
2018	680,000
2019	80,000
2020	1,367,500
Thereafter	712,500
Total	$3,000,000

CSRA’s long-term debt facilities contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default. CSRA was in compliance with all financial covenants associated with its borrowings as of January 1, 2016.

Note 9—Income Taxes

CSRA's effective tax rate on income from continuing operations (“ETR”) was 12.1% and 33.2% for the three and nine months ended January 1, 2016, respectively, and 37.4% and 37.3% for the three and nine months ended January 2, 2015, respectively. The lower ETR for the three months ended January 1, 2016 and the nine months ended January 1, 2016 was primarily driven by the tax benefit resulting from the payment of the Special Dividend by CSRA following the Spin-Off.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Our Tax Matters Agreement, entered into with CSC in connection with the Spin-Off, states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. Except for historic SRA tax liabilities and certain separate state liabilities, we are generally only responsible for taxes allocable to periods (or portions of periods) beginning after the Spin-Off. Prior periods included uncertain tax positions allocated from CSC to CSRA on a stand-alone basis that are not reflected in the post-Spin-Off period.

CSRA is currently under examination in several tax jurisdictions. As a result of the Mergers, the tax years that remain subject to examination in certain of CSRA’s major tax jurisdictions are as follows:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States—federal	2008 and forward
United States—various states	2008 and forward

The Internal Revenue Service (“IRS”) is currently examining SRA’s federal income tax return for 2011. The IRS has contested a $136,700 worthless stock deduction of a disposed subsidiary in that period. CSRA believes its tax positions are appropriate and is prepared to defend them vigorously. Furthermore, pursuant to the Merger Agreement, SRA obtained an insurance policy limiting the exposure related to this position. It is reasonably possible that changes to CSRA’s unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next 12 months is not expected to be material.

Note 10—Pension and Other Post-Retirement Benefit Plans
The employees of CSRA and its subsidiaries may participate in employer-sponsored defined benefit and defined contribution plans. CSRA’s defined benefit plans included both pension and other post-retirement benefit (“OPEB”) plans.
As discussed in Note 1, on November 27, 2015, CSC completed the Spin-Off of CSRA, including the Computer Sciences GS Business. Prior to the Spin-Off date, the Computer Sciences GS Business recorded the assets, liabilities, and service costs for current employees for the single employer pension and OPEB plans in the unaudited Combined Condensed Financial Statements for the period ended October 2, 2015 and for the months of October and November 2015. For multi-employer plans, the Computer Sciences GS Business recorded the service cost related to their current employees in the unaudited Combined Condensed Financial Statements for the period ended October 2, 2015.
Subsequent to the Spin-Off date, all pension and OPEB plans assets, liabilities, and service costs related to current employees were fully absorbed by CSRA. CSRA’s net periodic pension expense for the period ended January 1, 2016 includes service costs incurred in December 2015 of $55 associated with certain OPEB plans that were previously excluded in the allocations of expense from CSC for the unaudited Combined Condensed Statements of Operations and Comprehensive Income of Computer Sciences GS Business prior to the Spin-Off. Additionally, due to the Spin-Off, one previously classified multi-employer pension plan and a previously classified multi-employer OPEB plan were remeasured. Additionally, CSRA’s net periodic pension expense for the period ended January 1, 2016 includes the expected return on plan assets of $16,604 for the pension plan and $467 for the OPEB plan, both of which were previously excluded in the allocations of expense from CSC for the unaudited Combined Condensed Statement of Operations and Comprehensive Income of Computer Sciences GS Business prior to Spin-Off.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Estimation of Service and Interest Costs
Effective for the fiscal quarter ended January 1, 2016, CSRA changed its method used to estimate the service and interest cost components of net periodic benefit cost for its pension and OPEB plans. The change in estimate will be effective in the fourth quarter of fiscal 2016 for CSRA’s pension and OPEB plans, except for the pension and OPEB plans that CSC remeasured in the current fiscal quarter due to Computer Sciences GS Business separation from CSC.
Historically, CSC estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. CSRA will now estimate the costs of the service and interest components through a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the net periodic expense to the relevant projected cash flows. The yield curve is composed of the rates of return on several hundred high-quality, fixed income corporate bonds. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations, or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations. This change does not affect the measurement of the total defined benefit obligation recorded for the period ended January 1, 2016 or any other period reported.
The service cost component relates to the active participants in the plans, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows.
CSRA is making this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. CSRA has determined the change in estimation method is a change in accounting estimate that is inseparable from a change in accounting principle, which is generally accounted for on a prospective basis, except for the pension and OPEB plans remeasured in the current quarter. The more precise application of spot rates has reduced the interest costs for the remeasured pension plan of $1,770, and $24 for interest and services costs, respectively, for the remeasured OPEB plan for the period ended January 1, 2016. The spot rate used to determine pension plan interest and services costs was 3.59%. Under CSRA’s prior methodology, interest costs and service costs would have resulted in a weighted-average rate of 3.90%. The spot rates used to determine interest and service costs for the OPEB plan were 3.38% and 4.23%, respectively. Under CSRA’s prior methodology, interest and services costs would each have both resulted in a weighted average rate of 3.77%.
Defined Benefit Pension Plans
The assets and liabilities for the plans as well as service and interest costs related to current employees are reflected in CSRA unaudited Combined Condensed Financial Statements. The largest U.S. defined benefit pension plan was frozen in fiscal 2010 for most participants.
The net periodic pension benefit for CSRA pension plans includes the following components:

Net periodic pension costs	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Interest cost	$9,576	$658	$10,850	$1,975
Expected return on assets	(17,668)	(1,059)	(19,797)	(3,177)
Net periodic pension benefit	$(8,092)	$(401)	$(8,947)	$(1,202)

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

The discount rates used to determine net periodic pension cost for the three and nine months ended January 1, 2016 and January 2, 2015 were as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Discount or settlement rates	3.95%	4.59%	3.95%	4.59%
Expected long-term rates of return on assets	7.90%	7.60%	7.90%	7.60%
Discount rate for interest on pension benefit obligation including full yield curve method for remeasured plans	3.60%	—%	3.60%	—%
Expected long-term rates of return on assets including full yield curve method for remeasured plans	7.90%	—%	7.90%	—%

The following table provides the pension plans’ projected benefit obligations, assets, and a statement of their funded status:

	As of
	January 1, 2016	January 2, 2015
Net benefit obligation	$(3,125,162)	$(62,886)
Net plan assets	2,657,163	54,608
Net unfunded status	$(467,999)	$(8,278)

CSRA contributed $694 to the defined benefit pension plans during the three and nine months ended January 1, 2016. CSRA expects no additional contributions during the remainder of fiscal 2016.
Defined Benefit Other Post-retirement Benefit Plans
The assets and liabilities for the OPEB plans as well as service costs related to current employees are reflected in CSRA unaudited Combined Condensed Financial Statements. CSRA’s financial statements reflect the service costs related to current employees of the business and the assets and liabilities for the plans. CSRA provides subsidized healthcare, dental and life insurance benefits for certain U.S. employees and retirees, primarily for individuals employed prior to August 1992.

Net periodic post-retirement benefit costs	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Service cost	$77	$3	$140	$9
Interest cost	318	148	561	597
Expected return on assets	(467)	—	(467)	—
Amortization of prior service benefit	(1,857)	(1,142)	(3,402)	(1,125)
Settlement loss	—	1,447	—	1,447
Net periodic (benefit) cost	$(1,929)	$456	$(3,168)	$928

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

The weighted-averages of the assumptions used to determine net periodic post-retirement benefit cost for the three and nine months ended January 1, 2016 and January 2, 2015 are as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Discount or settlement rates	3.39%	4.01%	3.39%	4.01%
Discount rate for interest on pension benefit obligation including full yield curve method for remeasured plans	3.38%	—%	3.38%	—%
Expected long-term rates of return on assets including full yield curve method for remeasured plans	7.70%	—%	7.70%	—%
The following table provides the OPEB plans’ projected benefit obligations, assets, and a statement of their funded status:

	As of
	January 1, 2016	January 2, 2015
Net benefit obligation	$(86,627)	$(17,403)
Net plan assets	75,190	—
Net unfunded status	$(11,437)	$(17,403)

CSRA contributed $165 and $685 to the other post-retirement benefit plans during the three and nine months ended January 1, 2016, respectively. CSRA expects no additional contributions during the remainder of fiscal 2016.

Note 11—Stock Incentive Plans
Employee Incentives
Prior to the Spin-Off, CSC maintained various stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The employees of the Computer Sciences GS Business participated in those programs and a portion of the cost of those plans for the periods prior to the Spin-Off is included in the unaudited Combined Condensed Financial Statements for periods prior to the Spin-Off.
On November 27, 2015, CSRA became an independent company through CSC’s consummation of the Spin-Off. Historically, CSC had two stock incentive plans under which CSC issued stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). Some of these awards vested upon separation of CSC and CSRA, some continue to vest in accordance with their original terms, and some converted into a different type of equity award at separation. Additionally, CSRA issued stock in relation to restricted stock awards and stock option replacement awards to employees in connection with the SRA Mergers on November 30, 2015.
On December 15, 2015, CSRA granted stock options and PSUs awards to a group of key executives for approximately 202,586 shares that vest ratably over 2 to 4 years as well as 36,360 shares to non-employee directors that vest on the date of the first annual stockholder’s meeting. The closing stock price on the date of the grant used to determine the award fair value was $27.53.
CSRA issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs and PSUs. As of January 1, 2016, 10,228,126 shares of CSRA common stock were available for the grant of future stock options, RSUs, PSUs or other stock-based incentives to employees of CSRA.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Share-Based Compensation Expense
For the three and nine months ended January 1, 2016 and January 2, 2015, CSRA recognized share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Cost of services	$2,573	$1,774	$3,325	$5,429
Selling, general and administrative expenses	1,452	2,679	4,809	7,584
Total	$4,025	$4,453	$8,134	$13,013
Total, net of tax	$2,446	$2,706	$4,942	$7,907
The share-based compensation listed above included CSRA’s corporate and non-employee director grants and was $1,148 and $4,132, respectively, for the three and nine months ended January 1, 2016, and $2,515 and $6,943, respectively, for the three and nine months ended January 2, 2015. Share-based compensation for the third quarter of fiscal 2016 decreased $428 compared to the third quarter of fiscal 2015, and $4,879 for the nine-month period ended January 1, 2016 and January 2, 2015 due to the exclusion of allocated share-based compensation expense related to CSC employees under the carve-out methodology.
For the nine months ended January 1, 2016 and January 2, 2015, CSRA’s tax benefit realized for deductions from exercising stock options was $2,486 and $4,568, respectively.
Note 12—Stockholder’s Equity and Accumulated Other Comprehensive Income (Loss)

Stock Repurchase Program

On November 30, 2015, the Board authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400,000. The share repurchases may be executed through various means, including, without limitation, open market transactions, and privately negotiated transactions or otherwise and are in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and the Audit Committee, and may be suspended or discontinued at any time. The Share Repurchase Program does not obligate CSRA to purchase any shares, and expires on March 31, 2019. The authorization for the Share Repurchase Program may be terminated, increased, or decreased by the Board in its discretion at any time. The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings.

On December 4, 2015, CSRA and Citigroup Global Markets Inc. (“Citigroup”) executed an agreement pursuant to which Citigroup is authorized to make purchases of our common stock on CSRA’s behalf under the plan for an aggregate purchase price not to exceed $50,000. The agreement with Citigroup was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended to assist CSRA in implementing its previously announced stock purchase plans.

During the third quarter and first nine months of fiscal 2016, CSRA repurchased 1,310,122 shares of common stock through open market purchases for an aggregate consideration of $36,830, at an average price $27.90 per share. At January 1, 2016, CSRA remained authorized to repurchase $363,170 of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019, including $13,170 under the agreement with Citigroup.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Accumulated Other Comprehensive Income (Loss)

The following tables show the activity in the components of other comprehensive income (loss) and reclassification adjustments for the three and nine months ended January 1, 2016 and January 2, 2015, respectively. Accumulated other comprehensive income (loss) activity was as follows:

For the Three Months Ended January 1, 2016
Foreign currency translation adjustments	$2,305
Transfer of prior service cost due to Spin-Off, net of tax (1)	31,139
Amortization of prior service credit, net of tax (2)	(1,158)
Total other comprehensive income	$32,286
(1) Transfer of prior service cost due to Spin-Off includes $(18,984) of tax. (2) Amortization of prior service credit includes $704 of tax.

For the Three Months Ended January 2, 2015
Foreign currency translation adjustments	$(478)
Prior service cost	7,036
Amortization of prior service credit	(1,142)
Total other comprehensive income	$5,416

For the Nine Months Ended January 1, 2016
Foreign currency translation adjustments	$1,849
Transfer of prior service cost due to Spin-Off, net of tax (1)	31,139
Amortization of prior service credit, net of tax (2)	(2,706)
Total other comprehensive income	$30,282
(1) Transfer of prior service cost due to Spin-Off includes $(18,984) of tax. (2) Amortization of prior service credit includes $704 of tax.

For the Nine Months Ended January 2, 2015
Foreign currency translation adjustments	$(787)
Prior service cost	7,036
Amortization of prior service credit	(1,125)
Total other comprehensive income	$5,124

The following tables show the changes in Accumulated other comprehensive (loss) income for the three months ended January 1, 2016 and January 2, 2015, respectively:

	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of October 2, 2015	$(2,733)	$324	$(2,409)
Current-period other comprehensive income (loss)	2,305	—	2,305
Amounts reclassified from accumulated other comprehensive income (loss), net of noncontrolling interests and tax	—	(1,158)	(1,158)
Effect of Spin-Off, net of tax		31,139	31,139
Balance as of January 1, 2016	$(428)	$30,305	$29,877

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of October 3, 2014	$(917)	$(122)	$(1,039)
Current-period other comprehensive (loss) income	(478)	7,037	6,559
Amounts reclassified from accumulated other comprehensive loss, net of noncontrolling interests	—	(1,143)	(1,143)
Balance as of January 2, 2015	$(1,395)	$5,772	$4,377

The following tables show the changes in Accumulated other comprehensive (loss) income for the nine months ended January 1, 2016 and January 2, 2015, respectively:

	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of April 3, 2015	$(2,277)	$1,872	$(405)
Current-period other comprehensive income (loss)	1,849	—	1,849
Amounts reclassified from accumulated other comprehensive income (loss), net of noncontrolling interests and tax	—	(2,706)	(2,706)
Effect of Spin-Off, net of tax		31,139	31,139
Balance as of January 1, 2016	$(428)	$30,305	$29,877

	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of March 28, 2014	$(608)	$(135)	$(743)
Current-period other comprehensive (loss) income	(787)	7,036	6,249
Amounts reclassified from accumulated other comprehensive loss, net of noncontrolling interests	—	(1,129)	(1,129)
Balance as of January 2, 2015	$(1,395)	$5,772	$4,377

Note 13—Cash Flows
Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Nine Months Ended
Supplemental cash flow information:	January 1, 2016	January 2, 2015

Cash paid for taxes prior to Spin-Off	$91,265	$122,243
Cash received for taxes after Spin-Off	$(6,372)	$—
Cash paid for interest	$22,837	$16,888

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Non-cash investing and financing activities include the following:

	Nine Months Ended
Supplemental schedule of non-cash activities	January 1, 2016	January 2, 2015
Capital expenditures in accounts payable and accrued expenses	$14,206	$8,337
Capital expenditures through capital lease obligations	$685	$301
Deferred tax liability	$210,443	$—
Non-cash transfers related to Spin-Off	$(474,747)	$—
Non-cash transactions related to Mergers	$(11,316)	$—
Non-cash equity consideration issued, net of shares held for taxes for SRA Shareholders	$(767,675)	$—
Transfers of remaining net parent investment to additional paid-in capital	$571,475	$—

Non-cash investing activities for the quarter ended January 1, 2016 included the non-cash effects of the SRA consideration of $778,991. This balance was based on the total shares issued of 25,170,564. The fair market value of shares was determined based on a volume-weighted average price of $30.95 per CSRA share on November 30, 2015, the first day of CSRA’s regular-way trading on the NYSE.

Note 14—Segment Information
Following the Mergers, CSRA’s reportable segments are as follows:

•
Defense and Intelligence—The Defense and Intelligence segment provides services to the Department of Defense (“DoD”), National Security Agency, branches of the Armed Forces and other DoD and Intelligence agencies.

•
Civil—The Civil segment provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services and other federal civil agencies, as well as various state and local government agencies.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

The following table summarizes operating results by reportable segment:

	Defense and Intelligence	Civil	Total Segment	Corporate(1)	Total
As of January 1, 2016
Total Assets	$1,542,732	$1,684,288	$3,227,020	$1,710,457	$4,937,477

Three Months Ended January 1, 2016
Revenues	$483,301	$549,011	$1,032,312	$—	$1,032,312
Operating Income (Loss)	62,045	68,631	130,676	(19)	130,657
Depreciation and Amortization Expense	26,504	18,806	45,310	—	45,310

Nine Months Ended January 1, 2016
Revenues	$1,489,450	$1,470,847	$2,960,297	$—	$2,960,297
Operating Income (Loss)	196,472	206,672	403,144	(77)	403,067
Depreciation and Amortization Expense	71,840	41,136	112,976	—	112,976

As of April 3, 2015
Total Assets	$1,330,761	$830,413	$2,161,174	$108	$2,161,282

Three Months Ended January 2, 2015
Revenues	$508,528	$490,505	$999,033	$—	$999,033
Operating Income (Loss)	65,768	60,363	126,131	(21)	126,110
Depreciation and Amortization Expense	21,781	11,444	33,225	—	33,225

Nine Months Ended January 2, 2015
Revenues	$1,596,641	$1,471,987	$3,068,628	$—	$3,068,628
Operating Income (Loss)	188,248	220,277	408,525	(141)	408,384
Depreciation and Amortization Expense	71,202	33,070	104,272	—	104,272
(1) Total assets allocated to the Corporate Segment consist of the following: (1) $1,552,678 related to goodwill acquired but not yet allocated to reportable segments, (2) $112,087 of cash, and (3) $45,692 of net Property, Plant, and Equipment.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Operating segment income provides useful information to CSRA’s management for assessment of CSRA’s performance and results of operations and is one of the financial measures utilized to determine executive compensation. A reconciliation of combined operating income to income from continuing operations before taxes is as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Operating income	$130,657	$126,110	$403,067	$408,384
Pension and OPEB plans actuarial losses and pension settlement losses	—	(9,341)	—	(9,341)
Corporate G&A	(10,395)	(19,593)	(39,159)	(49,917)
Separation and merger costs	(43,694)	—	(99,979)	—
Interest expense, net	(13,646)	(5,354)	(24,599)	(16,563)
Other (expense) income, net	(4,397)	(1,276)	16,688	(3,641)
Income from continuing operations before taxes	$58,525	$90,546	$256,018	$328,922

Note 15—Commitments and Contingencies
Commitments
In the normal course of business, CSRA may provide certain non-federal government customers with financial performance guarantees which may take the form of stand-by letters of credit or surety bonds. In general, CSRA would only be liable for the amounts of a guarantee in the event of CSRA’s uncured default under the contract for which the performance guarantee was issued. As of January 1, 2016, CSRA held contracts and one contract-related lease under which there were $49,576 of outstanding letters of credit and other performance guarantees, with $76 expiring in fiscal 2016 and the rest expiring in fiscal 2017. The performance guarantees, including the letters of credit and surety bonds, will be transferred from CSC to CSRA in the fourth quarter. Additionally, on January 1, 2016, there was a $600 bond held by CSC and related to CSC and CSRA employees in Rhode Island. A determination of CSRA’s portion, if any, will be made in the fourth quarter.
CSRA generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of intellectual property rights (including rights in patents (with or without geographic limitations), copyrights, trademarks, and trade secrets). CSRA’s indemnification of its licensees relates to costs arising from court awards, negotiated settlements and the related legal and internal costs of those licensees. CSRA maintains the right, at its own cost, to modify or replace software in order to eliminate any infringement. Historically, CSRA has not incurred any significant costs related to licensee software indemnifications.
Contingencies
In accordance with ASC 450, “Contingencies” (“ASC 450”) matters are described below due to their relevance to CSRA and/or because they were assumed by the Computer Sciences GS Business from CSC in connection with the Spin-Off.
CSRA is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the U.S. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and CSRA could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. In addition, CSRA could suffer serious reputational harm if allegations of impropriety were made against CSRA. Adverse findings could also have a

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

material adverse effect on CSRA’s business, combined financial position, results of operations and cash flows due to its reliance on government contracts.
U.S. federal government agencies, including the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency (“DCMA”), and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations, and standards. These agencies also review the adequacy of the contractor’s compliance with government standards for its business systems including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system. Both contractors and the U.S. federal government agencies conducting these audits and reviews have come under increased scrutiny including contractor billing practices, labor charging and accounting for unallowable costs and the thoroughness of government audits.
CSRA’s indirect cost audits by the DCAA remain open for fiscal 2004 and subsequent fiscal years. Although the Computer Sciences GS Business has recorded contract revenues subsequent to and including fiscal 2004 based upon an estimate of costs that the Computer Sciences GS Business believes will be approved upon final audit or review, the Computer Sciences GS Business does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Computer Sciences GS Business’s estimates, its profitability would be adversely affected.
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
As of January 1, 2016, CSRA recorded a liability of $12,330 for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-Spin-Off and post-Spin-Off audits or reviews.
In connection with the sale of ATD in fiscal 2014, CSC transferred its joint venture interests in Computer Sciences Raytheon (“CSR”) as part of the ATD sale transaction. CSR is a joint venture formed between CSC and Raytheon Technical Services Company, and its sole business is performance of a single contract for a DoD customer. CSR is the plan sponsor of the CSR pension plan, which we expect will be terminated in connection with the termination of the CSR contract with the customer. CSC agreed with the purchaser of ATD that CSC would fund the purchaser’s share of the CSR pension settlement obligation upon plan termination. In addition, the agreement with the purchaser provides that the eventual expected recovery by CSR of such plan termination settlement costs from the customer as provided for under federal Cost Accounting Standard 413, whereby contractors may recover such costs from the government plus interest, will be reimbursed to CSC. The CSR pension plan termination process was initiated in September 2015, and may take upwards of 12 months to be completed. The current estimate of the share of the funding obligation that would be attributable to the purchaser and, therefore to be advanced by CSC, is approximately $26,000. The ultimate plan termination settlement funding obligation will be based on economic factors, including long-term interest rates that impact the cost of annuities offered by insurers at the time of the actual plan termination settlement. The fair value of the CSC’s funding advance obligation net of subsequent expected recoveries was recorded by the Computer Sciences GS Business prior to the separation. As part of the separation, CSC and CSRA agreed that CSC would transfer all rights, title and interest of the agreement with the purchaser of ATD to CSRA and that CSRA would assume all terms of the agreement and the responsibility to make certain payments that would otherwise be the responsibility of CSC.

Unless otherwise noted, CSRA is unable to develop a reasonable estimate of a possible loss or range of losses associated with the following contingent matters at this time.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Strauch et al. Fair Labor Standards Act Class Action
On July 1, 2014, plaintiffs filed Strauch and Colby v. Computer Sciences Corporation in the U.S. District Court for the District of Connecticut, a putative nationwide class action alleging that CSC violated provisions of the Fair Labor Standards Act (“FLSA”) with respect to system administrators who worked for CSC at any time from June 1, 2011 to the present. Plaintiffs claim that CSC improperly classified its system administrators as exempt from the FLSA and that CSC, therefore, owes them overtime wages and associated relief available under the FLSA and various statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001, and the California Private Attorneys General Act, CSC’s Motion to Transfer Venue was denied in February 2015. On September 28, 2015, plaintiffs filed an amended complaint, which added claims under Missouri and North Carolina wage and hour laws. The relief sought by Plaintiffs includes unpaid overtime compensation, liquidated damages, pre- and post-judgment interest, damages in the amount of twice the unpaid overtime wages due, and civil penalties. If a liability is ultimately incurred as a result of these claims, CSRA would pay a portion to CSC pursuant to an indemnity obligation. CSC and CSRA both maintain the position that system administrators have the job duties, responsibilities, and salaries of exempt employees and are properly classified as exempt from overtime compensation requirements.
CSC’s position is that its system administrators have the job duties, responsibilities, and salaries of exempt employees and are properly classified as exempt from overtime compensation requirements.

On June 9, 2015, the Court entered an order granting the plaintiffs’ motion for conditional certification under the FLSA of a class of system administrators. The conditionally certified FLSA and putative state classes include approximately 1,285 system administrators, of whom 407 are employed by CSRA and the remainder are employed by CSC. Courts typically undertake a two-stage review in determining whether a suit may proceed as a class action under the FLSA. In its order, the Court noted that, as a first step, the Court examines pleadings and affidavits, and if it finds that proposed class members are similarly situated, the class is conditionally certified. Potential class members are then notified and given an opportunity to opt-in to the action. The second step of the class certification analysis occurs upon completion of discovery. At that point, the Court will examine all evidence then in the record to determine whether there is a sufficient basis to conclude that the proposed class members are similarly situated. If it is determined that they are, the case will proceed to trial; if it is determined they are not, the class is decertified and only the individual claims of the purported class representatives proceed. CSRA’s position in this litigation continues to be that the employees identified as belonging to the conditional class were paid in accordance with the FLSA and applicable state laws.
The parties have been conducting discussions through a mediator to explore potential settlement scenarios. The next stage in the litigation will be a motion for class certification, which is currently due from plaintiffs in May 2016.
CECOM Rapid Response Demand Letter

On July 12, 2013, the U.S. Army’s Communications-Electronics Command (“CECOM”) issued a demand letter based upon DCAA audit reports and Form 1s, for reimbursement in the amount of $235,155 in costs that CSC allegedly overcharged under its Rapid Response (“R2”) contract (Contract No. DAAB07-03-D-B007) by placing CSC, interdivisional, teammate, and vendor employees in R2 labor categories for which they were not qualified. CSC’s position has been that, in most instances, the individuals in question met the contract requirements for their labor categories, and that, in all instances, DCAA and CECOM have ignored the value the government received for CSC’s work. CSC and CECOM have engaged in discussions in an attempt to resolve this issue but, at this point in time, there can be no assurance that the parties will be able to resolve their differences, in which case CSRA would litigate this matter.

DynCorp

In connection with CSC's acquisition of DynCorp in 2003 and its divestiture of substantially all of that business in two separate transactions (in 2005 to The Veritas Capital Fund II L.P. and DI Acquisition Corp. and in 2013 to

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Pacific Architects and Engineers, Incorporated (collectively, the "DynCorp Divestitures")), CSC assumed and CSRA will retain various environmental indemnities of DynCorp and its former subsidiaries arising from environmental representations and warranties under which DynCorp agreed to indemnify the purchasers of its subsidiaries DynAir Tech and DynAir Services by Sabreliner Corporation and ALPHA Airports Group PLC, respectively. As part of the DynCorp Divestitures, CSC also assumed and CSRA will also retain indemnities for insured litigation associated with dormant suits by former employees of DynCorp subsidiaries alleging exposure to asbestos and other substances; other indemnities related to a 2001 case arising from counter-narcotics spraying in Colombia under a U.S. Department of State contract and the associated coverage litigation involving the aviation insurance underwriters; and an environmental remediation claim involving HRI, a former wholly-owned subsidiary of DynCorp, in Lawrenceville, New Jersey. CSRA does not anticipate any material adverse effect on its financial position, results of operations and cash flows from these indemnities.

CSRA accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated under ASC 450. CSRA believes it has appropriately recognized liabilities for any such matters. In addition to the matters noted above, CSRA is currently party to a number of disputes, which involve or may involve litigation. Regarding other matters that may involve actual or threatened disputes or litigation, CSRA, in accordance with the applicable reporting requirements, provides disclosure of such matters for which the likelihood of material loss is at least reasonably possible. CSRA assessed reasonably possible losses for all other such pending legal or other proceedings in the aggregate and concluded that the range of potential loss is not material.

CSRA also considered the requirements regarding estimates used in the disclosure of contingencies under ASC Subtopic 275-10, “Risks and Uncertainties”. Based on that guidance, CSRA determined that supplemental accrual and disclosure was not required for a change in estimate that involves contingencies because CSRA determined that it was not reasonably possible that a change in estimate will occur in the near term. CSRA reviews contingencies during each interim period and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

Other Contingencies
Maryland Medicaid Enterprise Restructuring Project
After competitive bidding on March 1, 2012, CSC was awarded the Maryland Medicaid Enterprise Restructuring Project (“MERP”) contract by the State of Maryland (the “State”) to modernize the Medicaid Management Information System (“MMIS”), a database of Medicaid recipients and providers used to manage Medicaid reimbursement claims. The MERP contract is predominately fixed-price. Since the date the MERP contract was awarded, U.S. federal government-mandated Medicaid IT standards have been in considerable flux. The State directed CSC to include additional functionality in the system design to incorporate new federal mandates and guidance promulgated after the base scope of the contract was finalized. Further, the State has declined to approve contract modifications to compensate CSC for this additional work.
As a result of the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to CSC and, in accordance with prescribed State statutes and regulations, CSC filed a certified contract claim in September 2013, which after various procedural developments is now pending before the Maryland Board of Contracts Appeals (the “State Board”).
On August 22, 2014, the State unilaterally suspended performance under the contract for 90 days and repeatedly extended the suspension until providing a Notice of Default termination in October 2015. As a result of the suspension and other actions and inactions by the State in performance of its obligations under the Contract, in October 2014, CSC filed additional contract claims under various legal theories, such that currently the total amount claimed by CSC is approximately $80,000.

CSRA INC.
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (unaudited)
Dollars in thousands, except per share data

Between April 2015 and September 2015, CSC and the State were in settlement negotiations to restructure the program and resolve all issues, including CSC’s contract claims. However, on September 14, 2015, the State orally advised CSC that the Governor elected to abandon the contract settlement and restructuring discussions and directed the State to terminate the contract. On October 14, 2015, the State provided CSC with a Notice of Default Termination. When a contract is terminated for default, Maryland procurement regulations allow the State to procure substitute performance, with the contractor being liable for any excess reprocurement costs. Any State claim against CSC arising from a default termination for reprocurement costs would be appealable by CSC to the State Board, as is the default termination itself. The State has not asserted a claim for reprocurement costs and, were it to do so, CSC believes such a claim would be meritless and unsupported by the facts.
CSRA challenged the legal basis of the State’s termination for default in a Claim for $83,000 filed with the State on December 14, 2015. The Claim subsumes the quantum of the prior claims and seeks to convert the termination to a convenience termination. The State has not rendered a decision on the latest claim; however, if it is denied, CSRA will appeal through litigation at the State Board.

On December 22, 2015, the State filed a Motion to Dismiss CSC’s Claim #1 with the State Board. CSC responded to the State’s Motion to Dismiss on January 19, 2016. As set forth in CSC’s extensive brief, the four arguments made in the State’s Motion are based on an incomplete and flawed discussion of the Contract and the factual record. When all of the material parts of the Contract and record are considered, CSRA believes that CSC is entitled to prevail on all of the issues raised by the Department's motion.

As CSC proceeds with the claims litigation, CSC expects to consolidate all of its claims against the State with any State claim arising from the default termination. CSRA will litigate on behalf of CSC and indemnify CSC for the costs of litigation and any other costs or liabilities CSC may incur in the litigation. Recovery by CSC will be credited to CSRA. Management has evaluated the recoverability of assets related to this contract in light of these developments and concluded that no adjustments to its financial statements are required.

Note 16—Subsequent Events

Stock Repurchase Program

CSRA repurchased an additional 308,007 shares of common stock subsequent to the end of the quarter through open market purchases for an aggregate consideration of $8,687, at an average price of $28.27 per share. CSRA paid $4,481 during the fourth quarter of fiscal 2016 for 150,000 shares repurchased during the third quarter of fiscal 2016 that had not settled in cash by January 1, 2016. As of January 11, 2016, CSRA had repurchased shares of common stock for an aggregate purchase price of $50,000, or the maximum aggregate purchase price of shares authorized pursuant to the agreement with Citigroup. CSRA has remaining authorization to repurchase $350,000 of common stock as of February 10, 2016 pursuant to its Share Repurchase Program.

Dividend Declared

On November 30, 2015, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share.  The total qualifying shares were 162,517,019 shares with a total dividend payout of $16,252. Payment of the dividend was made on January 26, 2016 to CSRA stockholders of record at the close of business on January 5, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements and assumptions in this quarterly report on Form 10-Q and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements represent current expectations and beliefs of CSRA, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements includes, among other things, statements with respect to CSRA’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, management's assessment of estimates related to the profitability of CSRA’s long-term contracts, estimates related to impairment of contract-specific assets, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSRA's control, which could cause actual results to differ materially from the results described in such statements. These forward-looking statements should be read in conjunction with the risk factors.

Forward-looking statements in this quarterly report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached or incorporated by reference speak only as of the date of those documents. CSRA does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA (“MD&A”), we use the terms “CSRA,” “we,” “us” and “our” to refer to CSRA Inc. and its combined subsidiaries after giving effect to the Spin-Off and Mergers and “CSC” to refer to Computer Sciences Corporation, collectively with its consolidated subsidiaries.
The following MD&A of CSRA covers certain periods prior to the Spin-Off and Mergers. For accounting and financial reporting purposes, Computer Sciences GS is considered to be the predecessor to CSRA and as a result, its historical financial statements now constitute the historical financial statements of CSRA. Accordingly, results reported through November 27, 2015 include only the operations of Computer Sciences GS, on a carve-out basis. The results reported after November 27, 2015 include the operations of CSRA, including the SRA Merger. These historical financial statements may not be indicative of our future performance.

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA is organized as follows:

•
Overview. A discussion of our business and overall analysis of financial and other highlights affecting CSRA to provide context for the remainder of MD&A. The overview analysis compares the three and nine months ended January 1, 2016 to the three and nine months ended January 2, 2015, respectively.

•
Results of Operations. An analysis of our financial results comparing (a) the three months ended January 1, 2016 to the comparable prior year period and (b) the nine months ended January 1, 2016 to the comparable prior year period, respectively. A discussion of the results of operations at the combined level is followed by a more detailed discussion of the results of operations by segment.

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

Business Overview
We deliver IT, mission- and operations-related services across the U.S. federal government to the DoD, intelligence community and homeland security, civil and healthcare agencies, as well as certain state and local government agencies. We leverage deep domain-based customer intimacy and decades of experience in helping customers execute their mission with a fundamental understanding of their IT environment that has earned us the ability to introduce next-generation technologies. We bring scalable and more cost-effective IT solutions to government agencies that are seeking to improve mission-critical effectiveness and efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for our U.S. public sector offerings is driven by evolving government priorities such as: (1) migration to next-generation IT solutions, including hybrid cloud infrastructure, application modernization, and as-a-service delivery; (2) big data solutions; (3) health IT and informatics; (4) cyber security; and (5) mobility.
Headquartered in Falls Church, Virginia, we deliver comprehensive offerings from concept through sustainment. Following consummation of the Mergers, with the inclusion of SRA, we employ approximately 19,000 employees. We manage our business with a matrix model composed of industry verticals that are customer-facing and have deep knowledge of our customers’ missions, and a horizontal delivery organization with a depth of technical expertise that they deliver across industries. We operate in two industry verticals, which are also our reportable segments: Defense and Intelligence and Civil.
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

•
Civil—The Civil segment provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services and other federal civil agencies, as well as various state and local government agencies.

Overview
The key operating results for the third quarter and first nine months of fiscal 2016 include:

	Three Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
Revenue	$1,032	$999	$33	3.3%
Operating Income (1)	131	126	5	4
Adjusted EBITDA	169	144	25	17.4
Income from Continuing Operations before Taxes	59	91	(32)	(35.2)
Income from Continuing Operations	51	57	(6)	(10.5)
Net Income	51	56	(5)	(8.9)
Net Income Attributable to Common Shareholders	$48	$55	$(7)	(12.7)
Operating Income Margin	12.7%	12.6%	—	0.1%

	Nine Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
Revenue	$2,960	$3,069	$(109)	(3.6)%
Operating Income (1)	403	408	(5)	(1.2)
Adjusted EBITDA	492	479	13	2.7
Income from Continuing Operations before Taxes	256	329	(73)	(22.2)
Income from Continuing Operations	171	206	(35)	(17)
Net Income	171	205	(34)	(16.6)
Net Income Attributable to Common Shareholders	$159	$194	$(35)	(18)
Operating Income Margin	13.6%	13.3%	—	0.3%
(1) Operating income is a non-GAAP measure which provides useful information to our management for assessment of our performance and results of operations, and is one of the financial measures utilized to determine executive compensation. Our definition of such measure may differ from other companies. We define operating income as revenue less cost of services (“COS”), Selling, general and administrative (“SG&A”) expense and depreciation and amortization expense. Operating income excludes actuarial and settlement charges related to pension and other post-employment benefit plans, corporate G&A, separation and merger costs and SRA integration costs. Management compensates for the limitations of this non-GAAP measure by also reviewing income from continuing operations before taxes, which includes costs excluded from the operating income definition such as corporate G&A, interest and other income (expense). A reconciliation of operating income to income from continuing operations before taxes is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Operating income(a)	$131	$126	$403	$408
Pension and OPEB plans losses and pension settlement losses	—	(9)	—	(9)
Corporate G&A	(10)	(20)	(39)	(50)
Separation and CSRA Merger Costs(b)	(44)	—	(100)	—
Interest expense, net	(14)	(5)	(25)	(16)
Other (expense) income, net	(4)	(1)	17	(4)
Income from continuing operations before taxes(a)	$59	$91	$256	$329

(a) Operating income as presented does not include the contribution from net periodic pension income related to the CSC U.S. defined benefit pension plans that we assumed in the Spin-Off; net periodic pension income relating to these plans has not been included in Computer Sciences GS’s historical non-GAAP operating income nor in the historical Combined Financial Statements or in the unaudited Combined Condensed Financial Statements but will be included in our results of operations beginning in the period after the date of Distribution. The contribution to non-GAAP operating income from net periodic pension income from CSC’s U.S. defined benefit pension plans amounted to approximately $(22) million for each of the three months ended January 1, 2016 and January 2, 2015, respectively, and $(64) million and $(65) million for the nine months ended January 1, 2016 and January 2, 2015, respectively.

(b) Includes costs related to the Spin-Off and the Mergers.
(2) Adjusted EBITDA is a non-GAAP measure that we use to evaluate financial performance and is one of the measures used in assessing management performance. We believe that this non-GAAP financial measure provides useful information to investors regarding our results of operations as it provides another measure of our profitability, our ability to service our planned debt, and is considered an important measure by financial analysts covering CSRA and peer companies in our industry. Additionally, Adjusted EBITDA is an important measure associated with the credit facility and is defined in accordance with the credit facility agreement. Our definition of such measure may differ from other companies. The following table presents a reconciliation of Income from continuing operations to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Income from continuing operations	$51	$57	$171	$206
			—
Interest expense, net	14	5	25	16
Tax expense on income	7	34	85	123
Depreciation and amortization	45	33	113	104
Amortization for contract-related intangibles	2	2	7	7
Stock-based compensation	4	4	8	13
Restructuring costs	—	—	1	—
Foreign currency loss	—	—	—	1
Pension and post-retirement actuarial losses (gains), settlement losses, and amortization of other comprehensive income	2	9	—	9
Gain on disposition	—	—	(18)	—
Separation and CSRA Merger Costs(a)	44	—	100	—

Adjusted EBITDA	$169	$144	$492	$479

(a) Includes costs related to the Spin-Off and the Mergers.

•
We announced contract awards(3) of $1.8 billion and $5.6 billion during the three and nine months ended January 1, 2016, respectively, as compared to $0.5 billion and $1.9 billion during the three and nine months ended January 2, 2015, respectively.

•
Total backlog(4) as of January 1, 2016 was $15.3 billion as compared to $11.1 billion at the end of fiscal 2015 and $12.1 billion at the end of fiscal 2014. Of the total $15.3 billion backlog, $1.2 billion is expected to be realized as revenue during the remainder of fiscal 2016, and $12.7 billion is not yet funded.

•
Days Sales Outstanding (“DSO”)(5) was 55 days as of January 1, 2016, an improvement from 71 days at the end of the third quarter of the prior fiscal year. The improvement in DSO was primarily due to the sale of trade receivables, without which, DSO would have been 71 days. DSO was 64 days at April 3, 2015 as compared to 63 days at March 28, 2014.

•	Net debt-to-total capitalization ratio(6) was 87.2% at January 1, 2016, an increase of 75.5 percentage points from 11.7% at April 3, 2015.

•
Cash provided by operating activities was $375 million and $397 million for the nine months ended January 1, 2016 and January 2, 2015, respectively. This change was partially driven by the Mergers. Additionally, excluding cash flows provided by operating activities of $24 million attributable to SRA, the decrease in net operating cash flow was primarily attributable to a decrease in net income, particularly related to costs associated with the Spin-Off and merger transactions. The fiscal year 2015 figure also benefited from improvements in working capital.

•
Cash used in investing activities was $1,551 million and $74 million for the nine months ended January 1, 2016 and January 2, 2015, respectively. Excluding cash flows used in investing activities of $8 million attributable to SRA, the increase resulted primarily from the purchase of SRA and increase in purchases of property and equipment.

•
Cash provided by (used in) financing activities was $1,375 million and $(319) million for the nine months ended January 1, 2016 and January 2, 2015, respectively. Excluding cash flows used in financing activities of $14 million attributable to SRA, the increase was primarily attributable to the borrowings of debt of $3 billion partially offset by the special dividend payment.

•
Free cash flow(7) was $(58) million and $112 million for the three and nine months ended January 1, 2016, respectively, compared to $115 million and $333 million for the three and nine months ended January 2, 2015.

(3) For competitive indefinite delivery/indefinite quantity awards, contract awards include the expected contract value of task orders that have been awarded under the contract. For non-competitive indefinite delivery/indefinite quantity awards, contract awards include management’s estimate of future revenue as of the award date. Our contract awards, for all periods presented, have been recast to exclude the awards relating to businesses that have been sold.

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

(6) Net debt-to-total capitalization ratio is defined as total current and long-term debt less total cash and cash equivalents divided by total debt and equity, including noncontrolling interest.

(7) Free cash flow is a non-GAAP measure and our definition of such measure may differ from that used by other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments and (3) payments on capital leases and other long-term asset financings. Free cash flow is further adjusted for certain non-recurring cash flow items, such as (i) separation-related payments and (ii) the sale of accounts receivables.
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
A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Net cash (used in) provided by operating activities	$9	$142	$375	$397
Net cash (used in) provided by investing activities	(1,538)	(19)	(1,551)	(74)
Acquisitions, net of cash acquired
Payments for acquisitions, net of cash acquired	342	—	342	36
Extinguishment of SRA long-term debt maturities	1,101	—	1,101	—
Reimbursement of acquiree related expenses	30	—	30	—
Business dispositions	—	—	(34)	(3)
Payments on capital leases and other long-term assets financing	(3)	(8)	(13)	(23)
Separation-related payments	33	—	70	—
Sale of receivables	(32)	—	(208)	—
Free cash flow	$(58)	$115	$112	$333
Business Drivers
Revenue in both segments is generated by providing services on a variety of contract types which vary in duration from as little as nine months to more than ten years. Factors affecting revenue include our ability to successfully:

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
New contract wins: In addition to being a primary driver of future revenue, new contract wins also provide management with an assessment of our ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or recompeted contracts, as well as numerous external factors.
Revenue: Revenue is a product of contracts won in prior periods, known as backlog, and work secured in the current year. Year-over-year revenues tend to vary less than new contract wins, and reflect performance on both new and existing contracts.
Operating Income: Operating income reflects our performance on contracts and ability to control direct costs related to those contracts. Operating income, which is also a key element of our executive compensation metrics, reflects the impact of revenue growth and mix, investments in technology, cost reductions, and operational efficiencies. See the definition of this non-GAAP measure in (1) above within Overview.
Free cash flow: Primary drivers of our free cash flow are earnings provided by our operations and the use of capital to generate those earnings. Also contributing to short-term cash flow results are movements in current asset and liability balances. See the definition of this non-GAAP measure in (7) above within Overview.
Economic and Industry Factors
Our market is highly competitive and has characteristics unique to the federal contracting environment. Almost all of our U.S. federal government contracts and subcontracts may be modified, curtailed, or terminated either at the convenience of the government or for default based on factors set forth in the Federal Acquisition Regulation (“FAR”). Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated termination settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation (see “Risk Factors” section). If contracts are lost through the competitive bid process, our operating results may differ materially and adversely from those anticipated. Finally, shifting U.S. federal government priorities can also impact the future of projects. Management monitors U.S. federal government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes, and by participating in industry professional associations in order to anticipate these shifting priorities.
Our results of operations are also impacted by economic conditions generally, including macroeconomic conditions, and the impact that they have on the U.S. federal government. We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our customers and on us.
Our results of operations are also affected by the evolving priorities of the U.S. federal government, as well as by the pace of technological change and the type and level of technology spending by our customers. The ability to identify and capitalize on these markets and technological changes early in their cycles is a key driver of our performance.
We see the potential for positive developments in the U.S. federal government fiscal year (“GFY”) budget for GFY 2016 (a GFY starts on October 1 and ends on September 30). Budget request figures released by the Office of Management and Budget project IT expenditures for Civil agencies and the DoD to increase by 2% and 3%, respectively, in GFY 2016, from $48 billion to $49 billion and from $36 billion to $37 billion, respectively. Budget request figures released by the Office of the Director of National Intelligence project overall expenditures for intelligence agencies to increase by 15% in GFY 2016, from $62.7 billion to $71.8 billion. We are also experiencing an increased number of requests to extend the period of performance for our largest and most complex IT contracts, are observing increased procurement activity across the U.S. federal government and expect to see adjudications increase.

The finalized GFY 2016 budget appropriated funding very close to the requested levels which continued the trend of providing sequester relief for both defense spending and non-defense domestic discretionary spending. The FY15 Bipartisan Budget Agreement set funding levels for both FY16 and FY17, so we do not expect another threatened government shut down by Congress.
Revenues are driven by our ability to secure new contracts and to deliver solutions and services that add value to our customers. Our ability to add value to customers, and therefore generate revenues, depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly across all government industries and domains.
Results of Operations
Three and Nine Months Ended January 1, 2016 Compared to the Three and Nine Months Ended January 2, 2015

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
Revenues
Revenues for the Defense and Intelligence, and Civil segments for the three and nine months ended January 1, 2016 and January 2, 2015 were as follows:

	Three Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
Defense and Intelligence	$483	$509	$(26)	(5.1)%
Civil	549	490	59	12.0
Total Revenue	$1,032	$999	$33	3.3%

	Nine Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
Defense and Intelligence	$1,489	$1,597	$(108)	(6.8)%
Civil	1,471	1,472	(1)	(0.1)
Total Revenue	$2,960	$3,069	$(109)	(3.6)%
The major factors affecting the percent change in revenues are presented as follows:

For the three months ended January 1, 2016, our total revenue increased by $33 million, or 3.3%, as compared to the same period of the prior year primarily due to the additional revenue attributable to SRA. Excluding revenue of $117 million attributable to SRA, revenue for the three months ended January 1, 2016 amounted to $915 million, a decrease of $84 million compared to the same period of the prior year. For the nine months ended January 1, 2016, our total revenue decreased by $109 million, or 3.6%, as compared to the same period of the prior year. Excluding revenue of $117 million attributable to SRA, revenue for the nine months ended January 1, 2016 amounted to $2,843 million, a decrease of $226 million compared to the same period of the prior year. Revenue declined in the three-and-nine-month periods due to reductions in the Logistics Modernization Program for the U.S. Army, as well as a lower overall volume of direct material and other direct cost purchases. The decrease in the nine-month revenue also resulted from the extra week in fiscal 2015, which did not recur in the first quarter of fiscal 2016. We won contracts with award values of $1.8 billion and $5.6 billion during the three and nine months ended January 1, 2016, respectively, as compared to $0.5 billion and $1.9 billion during the three and nine months ended January 2, 2015, respectively.
Defense and Intelligence

For the three months ended January 1, 2016, Defense and Intelligence segment revenues decreased by $26 million, or 5.1% as compared to the same period of the prior year primarily due to the reduced tasking and contract conclusions offset by the additional revenue attributable to SRA. Excluding revenue of $35 million attributable to SRA, the revenue decrease was due to a net reduction in tasking on existing contracts with the U.S. Army, U.S. Navy and Defense Information Systems Agency (“DISA”). In addition, there was reduced revenue of $9 million on certain contracts with the Missile Defense Agency that had either concluded or were winding down, and lower revenue of $8 million was a result of the first quarter fiscal 2016 divestiture of Welkin. These revenue reductions were partially offset by $9 million of revenue on a new classified contract.

For the nine months ended January 1, 2016, Defense and Intelligence segment revenues decreased by $108 million, or 6.8% as compared to the same period of the prior year primarily due to the reduced tasking and contract conclusions offset by the additional revenue attributable to SRA. Excluding revenue of $35 million attributable to SRA, the revenue decrease was due to a net reduction in tasking on existing contracts with the U.S. Army, U.S. Navy and DISA. In addition, there was lower revenue of $30 million on certain contracts with the Defense Intelligence Agency and Missile Defense Agency that either had concluded or were winding down, and $21 million of lower revenue as a result of the first quarter fiscal 2016 divestiture. These revenue decreases were partially offset by $44 million of revenue on new contracts with the Navy, NSA, DISA and U.S. Army and a classified customer and $7 million of revenue from the fiscal 2015 acquisition of Tenacity Solutions.

Civil

For the three months ended January 1, 2016, Civil segment revenues increased by $59 million, or 12.0% as compared to the same period of the prior year primarily due to the reduced tasking and contract conclusions offset by the additional revenue attributable to SRA. Excluding revenue of $82 million attributable to SRA, the net decrease of $23 million was caused by a net reduction in tasking of $45 million on existing contracts with the Department of Homeland Security (DHS), NASA, and the Department of Commerce, and reduced revenue of $8 million on contracts with the Department of Treasury that had either concluded or were winding down. Contracts with federal and non-federal agencies increased $30 million primarily due to increased tasking and transaction volumes.

For the nine months ended January 1, 2016, Civil segment revenues decreased by $1 million, or 0.1% as compared to the same period of the prior year primarily due to the reduced tasking and contract conclusions offset by the additional revenue attributable to SRA. Excluding revenue of $82 million attributable to SRA, revenue decreased which was primarily due to lower revenue on programs with the Department of Treasury, NASA, and DHS that had either ended or were winding down. Revenue from contracts with non-federal agencies increased $25 million primarily due to an increase in tasking on a state contract.
Operating Income
Operating income for the Defense and Intelligence, and Civil segments for the three and nine months ended January 1, 2016 and January 2, 2015 were as follows:

	Three Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
Defense and Intelligence	$62	$66	$(4)	(6.1)%
Civil	69	60	9	15.0
Total operating income	$131	$126	$5	4.0%

	Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
Defense and Intelligence	$196	$188	$8	4.3%
Civil	207	220	(13)	(5.9)
Total operating income	$403	$408	$(5)	(1.2)%
The major factors affecting the percent change in operating income are presented as follows:

For the three months ended January 1, 2016, our segment operating income increased by $5 million, or 4.0%, as compared to the same period of the prior year. Excluding the segment operating losses of $2 million attributable to SRA, the favorable operating income was a result of better contract performance and more efficient SG&A levels. For the nine months ended January 1, 2016, our segment operating income decreased by $5 million, or 1.2%, as compared to the same period of the prior year. Excluding the segment operating losses of $2 million attributable to SRA, the decrease was primarily the result of lower net favorable adjustments on programs accounted for under the percentage of completion accounting, offset by efficiencies in SG&A.
Defense and Intelligence

For the three months ended January 1, 2016, Defense and Intelligence segment operating income decreased by $4 million, or 6.1% as compared to the same period of the prior year. Excluding Defense and Intelligence segment operating loss of $3 million attributable to SRA, the operating income for the three months January 1, 2016 decreased slightly by $1 million despite the impact of the revenue reduction. This was a result of the more efficient Cost of Services and SG&A spend levels. For the nine months ended January 1, 2016, Defense and Intelligence segment operating income increased by $8 million, or 4.3% as compared to the same period of the prior year. Excluding Defense and Intelligence segment operating loss of $3 million attributable to SRA, the increase in operating income for the nine months ended January 1, 2016 was primarily the result of better contract performance, other program related efficiencies, and efficiencies in the SG&A levels.
Civil

For the three months ended January 1, 2016, Civil segment operating income increased by $9 million, or 15.0% as compared to the same period of the prior year. Excluding Civil segment operating income of $1 million attributable to SRA, the increase in operating income for the three months January 1, 2016 was primarily the result of better contract performance and other program related efficiencies along with efficiencies in the SG&A levels. For the nine months ended January 1, 2016, Civil segment operating income decreased by $13 million, or 5.9% as compared to the same period of the prior year. Excluding Civil segment operating income of $1 million attributable to SRA, the decrease in operating income for the nine months ended January 1 2016 was primarily the result of lower net favorable adjustments on programs accounted for under percentage-of-completion accounting.
Costs and Expenses
Our total costs and expenses for the three and nine months ended January 1, 2016 and January 2, 2015 were as follows:

	Three Months Ended		Percentage of Revenue
(Dollars in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Costs of services (includes $1 and $2 million for the three months ended January 1, 2016 and January 2, 2015, respectively, of related party costs of services)	$817	$816	79.2%	81.7%
Selling, general and administrative	50	53	4.8	5.3
Depreciation and amortization	45	33	4.4	3.3
Separation and merger costs	44	—	4.3	—
Interest expense, net	14	5	1.4	0.5
Other (income) expense, net	4	1	0.4	0.1
Total	$974	$908	94.5%	90.9%

	Nine Months Ended		Percentage of Revenue
(Dollars in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Costs of services (includes $5 and $7 million for the nine months ended January 1, 2016 and January 2, 2015, respectively, of related party costs of services)	$2,349	$2,470	79.4%	80.5%
Selling, general and administrative	135	145	4.6	4.7
Depreciation and amortization	113	104	3.8	3.4
Separation and merger costs	100	—	3.4	—
Interest expense, net	25	17	0.8	0.6
Other (income) expense, net	(17)	4	(0.6)	0.1
Total	$2,705	$2,740	91.4%	89.3%

SRA’s costs and expenses for the one month ended January 1, 2016 amounted to $118.7 million. These costs primarily consisted of direct labor, other direct costs, overhead expenses, and amortization.
Costs of Services

COS, as a percentage of revenue, decreased to 79.2% for the three months ended January 1, 2016 as compared to 81.7% from the same period of the prior year. COS, as a percentage of revenue, decreased to 79.4% for the nine months ended January 1, 2016 as compared to 80.5% from the same period of the prior year. The decrease as a percentage of revenue for both periods is a result of a stronger mix of revenue (e.g., more labor services and fewer direct material pass-throughs), program delivery efficiencies, indirect cost reductions, and merger synergies.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”), as a percentage of revenue, decreased slightly to 4.8% for the three months ended January 1, 2016 as compared to 5.3% from the same period of the prior year. SG&A expense, as a percentage of revenue, decreased slightly to 4.6% for the nine months ended January 1, 2016 as compared to 4.7% from the same period of the prior year. Both declines were driven by a continued focus on indirect cost efficiency, accelerated by merger cost synergies in the month of December 2015.
Depreciation and Amortization
Depreciation and amortization expense (“D&A”) for the Defense and Intelligence, and Civil segments for the three and nine months ended January 1, 2016 and January 2, 2015 were as follows:

	Three Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
Defense and Intelligence	$26	$22	$4	18.2%
Civil	19	11	8	72.7
Total depreciation and amortization	$45	$33	$12	36.4%

	Nine Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
Defense and Intelligence	$72	$71	$1	1.4%
Civil	41	33	8	24.2
Total depreciation and amortization	$113	$104	$9	8.7%

D&A, as a percentage of revenue, increased slightly to 4.4% for the three months ended January 1, 2016 as compared to 3.3% from the same period of the prior year. This increase was caused primarily by the amortization of intangible assets acquired in the SRA merger. Excluding D&A of $11 million attributable to SRA, D&A, as a percentage of revenue, for the three months ended January 1, 2015 was 3.3%, the same as the same period of the prior year. D&A, as a percentage of revenue, increased slightly to 3.8% for the nine months ended January 1, 2016 as compared to 3.4% from the same period of the prior year. Excluding D&A of $11 million attributable to SRA, D&A, as a percentage of revenue, for the nine months ended January 1, 2015 was 3.4%, the same as the same period of the prior year.
Separation and Merger Costs

Separation and merger costs are costs incurred to give effect to Computer Sciences GS’s separation from CSC and subsequent merger with SRA. These costs are primarily comprised of third-party accounting, legal and other consulting services, as well as information technology infrastructure and application costs. For the three and nine months ended January 1, 2016, separation and merger costs were $44 million and $100 million, respectively. Pursuant to the Merger Agreement, all merger costs incurred by Computer Sciences GS were paid by CSRA.
Income from Discontinued Operations
In the second quarter of 2014, we completed the sale of a portion of our base operations, aviation, and range services business unit, ATD—a component within our business, to a strategic investor for cash consideration of $178 million, plus a net working capital adjustment receivable of $6 million. Discontinued operations for this divestiture for the nine months ended January 2, 2015 was $2 million. The ATD divestiture resulted in a pre-tax gain of $55 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $5 million. In Fiscal 2015, we incurred approximately $2 million in after-tax losses related to this divestiture due to a settlement on ATD-related litigation and related legal expenses.
Interest Expense, Net

Interest expense of $14 million for the three months ended January 1, 2016 increased by $9 million compared to $5 million of interest expense for the same period of the prior year. Interest expense of $25 million for the nine months ended January 1, 2016 increased by $8 million compared to $17 million of interest expense for the same period of the prior year.

We incurred $7 million of interest expense relating to our new debt agreements that we entered into in connection with the Mergers.
Other (Income) Expense, Net

Other (income) expense, net comprises gains and losses from the sale of businesses and non-operating assets, the impact of movement in foreign currency exchange rates on CSRA's foreign currency denominated assets and liabilities and other miscellaneous gains and losses.

Other expenses of $4 million for the three months ended January 1, 2016 increased compared to other expenses of $1 million for the same period of the prior year due to increased allocations from CSC. Other income of $17 million for the nine months ended January 1, 2016 increased compared to other expenses of $4 million for the same period of the prior year primarily due to the Mergers. The $21 million increase is primarily due to the pre-tax gain of $18 million from the divestiture of Welkin.
Taxes

Our effective tax rate on income from continuing operations (“ETR”) was 12.1% and 33.2% for the three and nine months ended January 1, 2016, respectively, and 37.4% and 37.3% for the three and nine months ended January 2, 2015, respectively. Excluding ETR on income from continuing operations of $1.8 million attributable to SRA, the lower ETR for the three months ended January 1, 2016 and the nine months ended January 1, 2016 was primarily driven by the tax benefit generated by CSRA’s payment of a special dividend following the Spin-Off transaction.

Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. Our Tax Matters Agreement, entered into with CSC in connection with the Spin-Off, states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. Except for historic SRA tax liabilities and certain separate return state liabilities, we are generally only responsible for taxes allocable to periods (or portions of periods) beginning after the Spin-Off. However, prior periods included uncertain tax positions allocated from CSC to the Company on a stand-alone basis that are not reflected in the post-Spin-Off period.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A $1.4 million valuation allowance has been recorded against deferred tax assets as of January 1, 2016 relating to net operating losses in foreign jurisdictions.

Share-Based Compensation Expense

In connection with the Spin-Off, the equity compensation awards in fiscal 2016 of employees of Computer Sciences GS who became employees of CSRA were converted into equity awards of CSRA having the same terms and conditions as their prior Computer Sciences GS awards.

In connection with the Mergers, CSRA exchanged outstanding options held by SRA employees for options to purchase, on the same terms and conditions, shares of common stock of CSRA. The number of shares subject to the options granted in exchange was equal to the number of common shares of SRA that would have been received or a number of shares of CSRA common stock that would provide the equivalent value to the SRA common shares determined using the Black-Scholes option-pricing model, depending if the exercise price was higher, equal to or less than the market value at the time of the exchange.

For the three and nine months ended January 1, 2016, the total expense recognized in CSRA’s results of operations related to these equity awards is $2.4 million and $4.9 million, respectively.

In December 2015, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions. As of January 1, 2016, none of the performance and market conditions were met.

For the three and nine months ended January 1, 2016, compensation expense recognized in CSRA’s results of operations related to these awards is not significant. The compensation costs related to non-vested awards not yet recognized amounts to approximately $2.5 million and will be recognized over a weighted average period of approximately 1.68 years or over the remaining service period depending on the awards.
Liquidity and Capital Resources
Cash Flows

	Nine Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015
Cash provided by operating activities	$375	$397
Cash used in investing activities	(1,551)	(74)
Cash provided by (used in) financing activities	1,375	(319)
Net increase in cash and cash equivalents	199	4
Cash and cash equivalents at beginning of year	5	4
Cash and cash equivalents at end of period	$204	$8

Operating Cash Flow

Net cash provided by operating activities for the nine months ended January 1, 2016 was $375 million, a decrease of $22 million compared to the nine months ended January 2, 2015 in part due to the Mergers. Excluding cash flows provided by operating activities of $24 million attributable to SRA, the decrease in net operating cash flow was primarily attributable to the decrease in net income, particularly related to costs associated with the Spin-Off and merger transactions. The fiscal year 2015 figure also benefited from improvements in working capital.
Investing Cash Flow

Net cash used in investing activities for the nine months ended January 1, 2016 was $(1,551) million, as compared to cash used in investing activities for the nine months ended January 2, 2015 of $(74) million. Excluding cash flows used in investing activities of $8 million attributable to SRA, the increase resulted primarily from the purchase of SRA and increase in purchases of property and equipment.

Financing Cash Flow

Net cash used in financing activities for the nine months ended January 1, 2016 was $1,375 million, which was a decrease of $1,694 million from the nine months ended January 2, 2015. Excluding cash flows used in financing activities of $14 million attributable to SRA, the increase was primarily attributable to the borrowings of debt of $3 billion partially offset by the payment of the special dividend.
Discussion of Financial Condition
Cash and Cash equivalents were $204 million and $5 million at January 1, 2016 and April 3, 2015, respectively.
On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with the Royal Bank of Scotland, PLC (“RBS”), as Purchaser, along with Mitsubishi UFJ Financial Group Ltd, and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of our eligible trade receivables. CSRA amended its Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with The Royal Bank of Scotland, PLC (“RBS”) by which RBS assigned its rights as a purchaser to The Bank of Tokyo-Mitsubishi UFJ, Ltd (“BTMU”), and the Purchase Agreement was amended to add BTMU, The Bank of Nova Scotia, and Mizuho Bank, Ltd., each as a Purchaser. The amended agreement also converted the receivables purchase facility (the “Facility”) to a committed facility, extended the initial term to a two-year period and added CSRA as a guarantor.

Under the Facility, CSC and Computer Sciences GS can sell up to $450 million of our eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts. The sellers have no retained interests in the transferred receivables, and only perform collection and administrative functions for the Purchaser for a servicing fee.

During the three and nine months ended January 1, 2016, the sellers sold $590 million and $1,923 million respectively, of our billed and unbilled receivables for cash. Collections corresponding to these receivables sales were $561 million and $1,717 million for the three and nine months ended January 1, 2016, respectively. As of January 1, 2016, there was also $9 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. We incurred purchase discount and administrative fees of under $1 million for the three months ended January 1, 2016 and $1 million for the nine months ended January 1, 2016. The net impact of the accounts receivable sales was $28 million and $205 million for the three and nine months ended January 1, 2016, respectively.

Upon consummation of the Mergers, CSRA assumed SRA’s, a wholly-owned subsidiary of CSRA, separate account receivable purchase agreement. SRA maintains an accounts receivable purchase agreement under which SRA sells certain accounts receivable to a third party, or the Factor, without recourse to SRA. The Factor initially pays SRA 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from SRA’s customer. The structure of the transaction provides for a legal and accounting true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $56 million at any time.
During December 2015, SRA sold $38 million of SRA’s receivables, and recognized purchase discounts and administrative fees of less than $1 million in selling, general and administrative expenses. Collections corresponding to these receivable sales were $36 million as of January 1, 2016. As of January 1, 2016, there was also no cash collected by SRA but not remitted to Purchasers. Purchase discounts and administrative fees were recorded within Other (income) expense, net in the unaudited Combined Condensed Statement of Operations.
Liquidity

As of January 1, 2016, CSRA’s total liquidity was $704 million, consisting of $204 million of cash and cash equivalents and $500 million available under CSRA's revolving credit facility. In the opinion of management, CSRA will be able to meet its liquidity and cash needs for at least the next twelve months through the combination of cash flows from operating activities, available cash balances, and available borrowings under CSRA's undrawn credit facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that CSRA will be able to obtain debt financing on acceptable terms in the future.

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

Our primary cash needs continue to be for working capital, capital expenditures, commitments and other discretionary investments; however, our capital structure and sources of liquidity changed from our historical capital structure because we no longer participate in CSC’s centralized cash management program. Our ability to fund our operating needs depends, in part, on our ability to continue to generate positive cash flow from operations or, if necessary, raise cash in the capital markets.

At the end of the third quarter of fiscal 2016, CSRA’s ratio of net debt-to-total capitalization was 87.2%, an increase of 75.5% at the end of fiscal 2015. The increase in the ratio was primarily the result of the addition of new debt as a result of the Spin-Off and Mergers.

The following table summarizes CSRA’s capitalization ratios as of the end of the third quarter of fiscal 2016 and fiscal year 2015:

	As of
(Amounts in millions)	January 1, 2016	April 3, 2015
Total debt	$3,140	$151
Cash and cash equivalents	204	5
Net debt	$2,936	$146

Total debt	$3,140	$151
Equity	228	1,095
Total capitalization	$3,368	$1,246

Debt-to-total capitalization	93.2%	12.1%
Net debt-to-total capitalization	87.2%	11.7%

At January 1, 2016, CSRA had $80 million of short-term borrowings and current maturities of long-term debt, and $2,872 million of long-term debt. Under the terms of the Master Separation and Distribution Agreement, prior to the Distribution, CSC provided for cash balances of $300 million at Computer Sciences GS.

We have obtained financing in connection with the Spin-Off and the Mergers under various facilities as follows: (1) a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) with an initial borrowing capacity of $700 million, of which, immediately after the consummation of the Spin-Off and the Mergers, $500 million was available and undrawn, (2) a three-year senior secured tranche A1 term loan facility in an aggregate principal amount of $600 million (the “Tranche A1 Facility”), (3) a five-year senior secured tranche A2 term loan facility in an aggregate principal amount of $1.45 billion (the “Tranche A2 Facility”; and, together with the Tranche A1 Facility, the “Term Loan A Facilities”) and (4) a seven-year senior secured term loan B facility in an aggregate principal amount of $750 million (the “Term Loan B Facility”; and, together with the Term Loan A Facilities, the “Term Loan Facilities”), all of which are guaranteed by CSRA’s significant domestic subsidiaries (the “Guarantors”) and are secured by substantially all of the assets of CSRA and the Guarantors. The Revolving Credit Facility and the Term Loan Facilities have the following material terms:

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

•
Covenants. The Revolving Credit Facility and Term Loan Facilities contain negative covenants customary for financings of this type, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business. The Revolving Credit Facility and Term Loan Facilities also contain affirmative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Credit Facility and Term Loan A Facilities contain financial maintenance covenants requiring, as at the end of, and for, each fiscal quarter of CSRA ending after November 27, 2015, (1) a ratio of consolidated total net debt to consolidated EBITDA not in excess of 4:00:1:00, stepping down to 3.50:1.00 at the end of the first full fiscal quarter ending at least 18 months after November 27, 2015; and (2) a consolidated EBITDA to interest expense ratio of not less than 3.00:1.00.

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

We have liquidity available for debt servicing and other discretionary investments from free cash flow and the Revolving Credit Facility, of which $500 million remained available but undrawn. Debt service in the first five years is expected to be funded from available free cash flow, while still maintaining available liquidity for short-term working capital and other cash requirements needs. Our expected liquidity and capital structure may be impacted, however, by discretionary investments and acquisitions that CSRA could decide to pursue. While the timing and financial magnitude of these possible actions are currently indeterminable, CSRA expects to be able to manage and adjust its capital structure in the future to meet its liquidity needs.

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

On November 30, 2015, CSRA's Board of Directors approved a share repurchase program authorizing up to $400 million in share repurchases of CSRA's outstanding common stock. The timing, volume, and nature of future share repurchases are at the discretion of management and the Audit Committee, and may be suspended or discontinued at any time. CSRA plans to offset equity grants through share repurchases over time, balancing them with debt reduction and other forms of cash deployment. The repurchase program expires on March 31, 2019. During the third quarter of fiscal 2016, CSRA repurchased and retired 1,310,122 million shares of common stock through open market purchases for aggregate consideration of $37 million at a weighted average price of $27.90 per share. At January 1, 2016, CSRA remained authorized to purchase $363 million of common stock pursuant to the Share Repurchase Program, including $13 million under the agreement with Citigroup.

CSRA repurchased an additional 308,007 shares of common stock subsequent to the end of the quarter through open market purchases for an aggregate consideration of $9 million, at an average price of $28.27 per share. CSRA paid $4 million during the fourth quarter of fiscal 2016 for 150,000 shares repurchased during the third quarter of fiscal 2016 that had not settled in cash by January 1, 2016. As of January 11, 2016, CSRA had repurchased shares of common stock for an aggregate purchase price of $50 million, or the maximum aggregate purchase price of shares authorized pursuant to the agreement with Citigroup. CSRA has remaining authorization to repurchase $350 million of common stock as of February 10, 2016 pursuant to its Share Repurchase Program.

During the third quarter of fiscal 2016, CSRA declared quarterly cash dividends to its common stockholders aggregating $0.10 per share, or approximately $16 million. CSRA has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by CSRA's Board of Directors.

Subsequent to the Spin-Off and Mergers, all three major rating agencies that rate CSRA’s debt took ratings action. Fitch issued an initial credit rating of BBB- with "Stable" outlook. Moody's issued an initial credit rating of Ba2 with "Stable" outlook.

The most recent ratings and outlooks issued by Moody's, S&P and Fitch are described in the table below:

Rating Agency	Rating	Outlook
Fitch	BBB-	Stable
Moody's	Ba2	Stable
S&P	BB+	Stable

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to CSRA by each agency may be subject to revision at any time. Accordingly, CSRA is not able to predict whether its current credit ratings will remain as disclosed above. Factors that can affect CSRA's credit ratings include changes in its operating performance, its financial position, the outcome of ongoing litigation as well as regulatory action, and changes in its business strategy. If further changes in CSRA's credit ratings were to occur, they could impact, among other things, its future borrowing costs and access to capital markets.
Off Balance Sheet Arrangements
As of January 1, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
CSRA has contractual obligations for capital lease liabilities, operating lease obligations, minimum purchase obligations, unrecognized tax positions and other obligations as summarized in the Contractual Obligations section of our Information Statement.
Critical Accounting Estimates

Recent accounting pronouncements and their anticipated impact on CSRA are described in the notes to the unaudited Combined Condensed Financial Statements included in this Form 10-Q as well as in Computer Sciences GS's audited Combined Financial Statements included in our Information Statement.

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
We generally review and reassess our sales, cost and profit estimates for each significant contract at least annually or more frequently as determined by the occurrence of events, changes in circumstances and evaluations of contract performance to reflect the latest reliable information available. When changes in estimates of contract sales or costs occur, we make revisions to EACs and reflect changes in the results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Since contract costs are typically incurred over a period of several years, estimation of these costs requires the use of judgment. Factors considered in estimating the cost of the work to be completed include the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, the effect of any delays in performance and the level of indirect cost allocations. Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. There were no significant adjustments to income before taxes related to changes in the provision for estimated losses in the nine months ended January 1, 2016 and January 2, 2015.
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
Our U.S. federal government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the government. If a contract is terminated for default, we may not be entitled to recover any of our costs on partially completed work and may be liable to the government for re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred prior to the effective date of termination, plus a reasonable profit and settlement expenses. At January 1, 2016, we did not have any federal contract terminations in process that would have a material effect on our consolidated financial position, annual results of operations and/or cash flows.
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
Assumptions to determine retirement benefits costs and liabilities

Prior to the Mergers, effective the first quarter of fiscal 2015, CSC changed its accounting policy for measurement and recognition of actuarial gains and losses and settlements for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Under the new policy, actuarial gains and losses are recognized in earnings at the time of plan remeasurement, typically annually during the fourth quarter, rather than amortized over time.

The new accounting policy also requires that CSRA use fair value rather than the market-related value of plan assets. The weighted-average of the expected long-term rate of return, for all pension plans, on plan assets utilized to determine net periodic pension cost for fiscal 2016 and fiscal 2015 was 7.9% and 7.6%, respectively.
Historically, CSC estimated the service and interest cost components of pension and other post-retirement benefit plans using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. CSRA will now estimate the costs of the service and interest components through a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the net periodic expense to the relevant projected cash flows.
The assumption for the expected long-term rate of return on plan assets is selected by taking into account the asset mix of the plan and other factors. CSRA management and advisors carefully analyze the risks and returns associated with various investment classes as plan assets are invested.
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
New Accounting Standards
See Note 1, “Basis of presentation and recent accounting pronouncements” to our accompanying unaudited Combined Condensed Financial Statements for information related to our adoption of new accounting standards in the first nine months of fiscal 2016.

Item 3. Quantitative and Qualitative Disclosures about Financial Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of January 1, 2016 and April 3, 2015, we had $204 million and $5 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 1% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $10.3 million in fiscal 2016, and likewise decreased our net income and cash flows.
The return on our cash and cash equivalents balance as of January 1, 2016 and April 3, 2015 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
We have not entered into any hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

CSRA’s management, with the participation of CSRA’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CSRA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of January 1, 2016. Based on that evaluation, CSRA’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2016, CSRA’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that CSRA files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Under the rules and regulations of the Securities and Exchange Commission, CSRA is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for the fiscal year ending March 31, 2017. In its Annual Report on Form 10-K for the fiscal year ending March 31, 2017, management and CSRA’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of CSRA’s internal control over financial reporting.

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

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended January 1, 2016 and concluded that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is set forth in Note 15, Commitments and Contingencies, to the unaudited Combined Condensed Financial Statements under the caption “Contingencies,” contained in Part I Item 1 of this Current Report on Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

Item 1A.	Risk Factors
You should carefully consider all of the information in this quarterly report on Form 10-Q and each of the risks described below before deciding to invest in our common stock. We believe the risks described below are the principal risks, although not the only risks, relating to CSRA, including SRA and an investment in our common stock. Some of the risks relate to the businesses of CSRA, including SRA; others relate to the recent transactions undertaken by CSRA. Some risks relate principally to the securities markets and ownership of our common stock.
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
CSRA generated approximately 91% of our total revenues for the twelve months ended April 3, 2015 from sales to the U.S. federal government either as a prime contractor or subcontractor to other contractors. CSRA generated approximately 53% of our total revenues from the DoD (including all branches of the U.S. military) and Intelligence Community and approximately 38% of our total revenues from civilian agencies. For the nine months ended January 1, 2016, CSRA generated approximately 91% of our total revenues from sales to the U.S federal government either as a prime contractor or subcontractor to other contractors. CSRA generated approximately 55% of our total revenues from the DoD (including all branches of the U.S. military) and Intelligence Community and approximately 36% of our total revenues from civilian agencies. We expect to continue to derive most of our revenues from work performed under U.S. federal government contracts.
We also provide services to state and local governments. Approximately 8% of the total revenues of CSRA for fiscal 2015 and 9% of the total revenues for the nine months ended January 1, 2016 were generated from state government contracts.

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

We continuously review our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we have experienced reduced funding on some of our programs, and may see further reductions, we do not expect the cancellation of any of our major programs. The U.S. federal GFY15 Bipartisan Budget Agreement set funding levels for both GFY16 and GFY17; therefore, we do not expect another threatened government shut down by Congress. However, the U.S. federal government continues to face significant fiscal and economic challenges such as financial deficits and the debt ceiling limit, and the short-term funding stability afforded by the GFY15 Bipartisan Budget Agreement may not extend beyond GFY17.
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
We derive substantially all of our revenue from U.S. federal government contracts that typically span one or more base years and one or more option years. The option periods typically cover more than half of a contract’s potential duration. U.S. federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts for convenience could result in significant revenue shortfalls from those anticipated. Virtually all of our U.S. federal government contracts contain one of the form clauses for termination for convenience set forth in the FAR and, therefore, our revenues from these contracts could be at risk if the government elects to exercise its termination for convenience rights. If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. As is common with government contractors, we have experienced and continue to experience occasional performance issues under certain of our contracts. Depending upon the value of the matters affected, a performance problem that impacts our performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

Our state and local government contracts subject us to similar budgetary and termination risks. Unlike U.S. federal government contracts, where limitations of liability are established in the FAR and agency supplements, state and local government contracts have negotiated liability limits that are often higher than typical commercial liability caps and, in some instances, are uncapped. Our state contracts also have termination for convenience and termination for cause provisions and, therefore, our revenues from these contracts could be at risk if the state agencies elected to exercise their termination for convenience rights. Local contracts also typically contain termination for convenience clauses. For state and local government contracts, based on total revenues for FY 2015, $330.3 million in revenues is associated with contracts that contain termination for convenience clauses.
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
Certain of our contracts also contain organizational conflict of interest (“OCI”) clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that (1) make us unable or potentially unable to render impartial assistance or advice to the government; (2) impair or might impair our objectivity in performing contract work; or (3) provide us with an unfair competitive advantage. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to develop and install that system or supporting a prime contractor. We have divested lines of business in the past to avoid and/or mitigate OCIs. We continue to evaluate the OCI provisions in our contracts, including those of SRA to determine the potential effects of those clauses on future business. Depending upon the value of the matters affected, an OCI issue that precludes our participation in, or performance of, a program or contract could cause our actual results to differ materially and adversely from those anticipated.
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

•	the False Claims Act, which provides for substantial penalties for violations, including for submission of a false or fraudulent claim to the U.S. federal government for payment or approval; and

•	the U.S. federal government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under U.S. federal government contracts.
Our business is subject to reviews, audits and cost adjustments by the U.S. federal government which, if resolved unfavorably, could adversely affect our profitability, cash position or growth prospects.
U.S. federal government agencies, including the Defense Contract Audit Agency (“DCAA”), the DCMA and others, routinely audit and/or review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including its accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system.
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
Our state and local government contracts are also subject to audits and reviews by state and local government agencies including state comptrollers and inspector generals. Where federal funds are used by a state to fund all or part of a contract we perform, the state and CSRA may be subject to audit by a U.S. federal government agency and/or the Government Accountability Office. See “Part II—Item 1—Legal Proceedings” for more information.
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
Over the last three fiscal years, an average of 13% of revenues was derived from classified programs with the U.S. federal government that are subject to security restrictions that preclude the dissemination of information that is classified for national security purposes. SRA also derives a portion of their revenues from programs with the U.S. government that are subject to security restrictions. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors may have less insight into our classified programs than our other programs and therefore less ability to fully evaluate the risks related to our classified business.
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
In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our senior management team and its ability to generate new business and execute projects successfully. The loss of any of our senior executives could cause us to lose new business opportunities, which could cause actual results to differ materially and adversely from those anticipated.
Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.
The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, our revenue may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend toward consolidation, which may result in the emergence of companies which are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.
We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.
As of January 1, 2016, the total backlog of CSRA was $15.3 billion, which included $2.6 billion in funded backlog. Due to the U.S. federal government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our state customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or in some cases never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenues, growth prospects and profitability could be adversely affected.
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
To varying degrees, each contract type involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Cost reimbursement and time-and-materials contracts generally have lower profitability than firm fixed-price contracts; however, due to their nature, fixed-price contract types tend to have more risk than cost type contracts. While firm fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from firm fixed-price contracts represented approximately 44% of the total revenues of Computer Sciences GS for fiscal 2015 and 46% of CSRA total revenues for the nine months ended January 1, 2016. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses.
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
As a contractor supporting national security customers, we are also subject to regulatory compliance requirements under the Defense Federal Acquisition Regulation Supplement and other federal regulations requiring that our networks and IT systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-53. Failure to comply with the security control requirements could result in our ineligibility to bid for certain agency contracts.
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
As noted in “Part II—Item 1—Legal Proceedings” and Note 15 to the Combined Condensed Financial Statements of CSRA, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.
We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls over financial reporting.

In connection with our spin-off from CSC, we rely on information we receive from CSC to make certain calculations that are important to our external financial reporting.  For example, we rely on CSC to supply us with the number of CSRA options held by employees of CSC whose CSC option awards were converted into options to purchase both CSC shares and CSRA shares at the time of the spin-off, which we use among other things in calculating our diluted earnings per share. We also rely on CSC for other information including certain historical tax assets and liabilities and cash balances for pass-through payments made by certain customers and third parties to CSC accounts.  We expect our dependence on information supplied by CSC to diminish over time, but until then we will have limited ability to control the quality, accuracy or timeliness of the information we receive from CSC.
We are required under the Sarbanes-Oxley Act of 2002 to prepare a report of management on our internal controls that contains an assessment by management of the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to report that we have maintained, in all material respects, effective internal control over financial reporting as of the last day of the fiscal year, we may be exposed to negative publicity. The resulting negative publicity may materially and adversely affect our business and stock price.
Pension costs are dependent on several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly as well as affect the affordability of our products and services.
Our defined benefit pension plans are currently underfunded based on U.S. GAAP accounting methodologies and our pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates, changes in laws or regulations, changes in assumptions or investments that do not achieve adequate returns.
Our future funding requirements for our U.S. defined benefit pension plans depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, assuming other factors are held constant.
In connection with the Internal Reorganization, we assumed most obligations under substantially all of CSC’s material U.S. domestic defined benefit pension plans, including various supplemental executive retirement plans and substantial assets and liabilities in respect of pension obligations to current and former CSC employees who are not our current or former employees. The Pension Benefit Guaranty Corporation (“PBGC”) is a federal agency created by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) to protect pension benefits in private-sector defined benefit plans. The PBGC is funded by insurance premiums paid by companies that sponsor defined benefit pension plans. If a defined benefit plan is terminated without sufficient funding to pay all the promised benefits, the PBGC's insurance program pays the promised benefits for the covered plan, up to limits set by law. As part of its risk monitoring practices, the PBGC analyzes long-run loss scenarios associated with corporate spin-offs and other transactions to ensure that covered plans do not incur unreasonable additional risk from such corporate transactions. The PBGC conducted an analysis of our defined benefit pension plans in relation to the Spin-Off.
In connection with the CSRA Transactions, CSRA became the contributing sponsor and administrator of the Computer Sciences Corporation Employee Pension Plan, which was renamed the CSRA Inc. Employee Pension Plan (the “Plan”). On November 25, 2015, CSC and CSRA entered into an agreement (the “PBGC Agreement”) with the PBGC. Under the PBGC Agreement, the PBGC has agreed to close its investigation and CSRA has agreed to contribute to the Plan: (a) $50,000,000 on or before August 31, 2018 (the “First Additional Contingent Payment”) and (b) $50,000,000 on or before the last day of CSRA’s fiscal year 2019 (the “Second Additional Contingent Payment” and collectively with the First Additional Contingent Payment, the “Contingent Payments”), in addition to any other contributions required by law, unless certain conditions are met as described below.
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
We also have obligations to provide certain healthcare and life insurance benefits to eligible retirees. The impact of these plans on our GAAP earnings may be volatile in that the amount of expense we record for our pension and other postretirement benefit plans may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions that will impact our annual remeasurement “mark-to-market,” or under immediate recognition, accounting results, including interest rates, realized investment returns, and other actuarial assumptions including participant longevity (also known as mortality) estimates. Changes in these factors may also affect our required plan funding, cash flow and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts may be subject to changes caused by legislative or regulatory actions. CSC has taken certain actions over the last few years to mitigate the volatility the defined benefit pension plans may have on our earnings and cash flows, including amendments made in 2009 to certain of our defined benefit pension plans to freeze pension accrual benefits, making discretionary contributions from proceeds from the sale of businesses, diversifying our investment asset allocation strategies, and liquidating liabilities via lump sum settlements. In addition, CSC implemented heath care insurance exchanges during fiscal 2015 to improve local medical care and to reduce our costs in providing retiree medical benefits and other post-employment benefits and, where possible, eliminated future financial impact on us from inflation in retiree medical care costs. However, the impact of these actions may be less than anticipated or may be offset by other pension and other postretirement benefits cost increases due to factors such as changes in actuarial assumptions, reduced investment returns, or changes in discount rates.
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
We have substantial indebtedness and we may increase our indebtedness in the future. As of January 1, 2016, our total outstanding indebtedness was approximately $3.0 billion.
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

Our ability to make scheduled payments on and to refinance our indebtedness will depend on and be subject to our future financial and operating performance, which in turn is affected by general economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or to borrow funds in an amount sufficient to enable us to make payments on our debt, to refinance our debt or to fund our other needs. If we were unable to make payments on or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The terms of debt agreements that we entered into in connection with the Spin-Off and Mergers and market or business conditions may limit our ability to take some or all of these actions. In addition, if we incur additional debt, the related risks described above could be exacerbated.
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
CSRA was in compliance with all financial covenants associated with its borrowings as of January 1, 2016.
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
Our business carefully maintains a combination of patents, trade secrets, trademarks, trade names, copyrights and proprietary rights, as well as contractual arrangements, including licenses, to protect our intellectual property. Our intellectual property rights are important to our continued success and our competitive position (Note 13). Under the Intellectual Property Matters Agreement we entered into with CSC, CSC is entitled to enforce certain intellectual property rights licensed to us. If CSC fails to enforce those rights or enforces them in a way that is not advantageous to us, the value to us of that intellectual property may be diminished. Any impairment of our intellectual property, including due to changes in U.S. and worldwide intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our business, financial condition and results of operations.
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
Among other requirements, completion of the Spin-Off was conditioned on CSC’s receipt of a written opinion from its outside tax advisor regarding the qualification of the distribution of the shares of CSRA common stock to CSC’s stockholders (the “Distribution”) as tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”).
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
If the Distribution were determined not to qualify for tax-free treatment, U.S. Holders could be subject to tax. In this case, each U.S. Holder who receives our common stock in the Distribution would generally be treated as receiving a distribution in an amount equal to the fair market value of our common stock received, which would generally result in (1) a taxable dividend to the U.S. Holder to the extent of that U.S. Holder’s pro rata share of CSC’s current and accumulated earnings and profits; (2) a reduction in the U.S. Holder’s basis (but not below zero) in CSC common stock to the extent the amount received exceeds the stockholder’s share of CSC’s earnings and profits; and (3) a taxable gain from the exchange of CSC common stock to the extent the amount received exceeds the sum of the U.S. Holder’s share of CSC’s earnings and profits and the U.S. Holder’s basis in its CSC common stock.
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
In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to CSC, but not to stockholders, for U.S. federal income tax purposes, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the period beginning two years before the date of the Distribution through two years after the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to CSC due to such a 50% or greater change in ownership of our stock, CSC would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the Distribution, and we generally would be required to indemnify CSC for the tax on such gain and related expenses. Any such indemnification obligation could materially adversely affect our financial condition. See “Part I—Item 1—Note 2—Transition Agreements—Tax Matters Agreement” and Exhibit 10.1 to this quarterly report on Form 10-Q.

We agreed to numerous restrictions to preserve the tax-free treatment of the Distribution, which may reduce our strategic and operating flexibility.
We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses, equity issuances or repurchases or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable. See “Part I—Item 1—Note 2—Transition Agreements” and Exhibit 10.1 to this quarterly report on Form 10-Q.
Our ability to expand our business beyond U.S. federal and certain state and local government customers may be constrained.
Our Intellectual Property Matters Agreement with CSC restricts our ability to use certain intellectual property to sell our services to customers other than our existing customer base (i.e., U.S. federal and certain state and local government customers) for a period after the Distribution. In addition, under our Non-U.S. Agency Agreement, we have appointed CSC as our exclusive agent outside the United States with regard to certain non-U.S. customers, subject to some exceptions, for a period after the Distribution and we have agreed not to solicit certain shared state and local government customers for a period after the Distribution. While we have no current plans to expand our existing business in ways that would require us to engage in business beyond the scope of the rights to intellectual property we currently have, we are unable to engage in business activities outside the scope of that license until the expiration of those restrictions unless we develop or acquire new intellectual property. See “Part I—Item 1—Note 2—Transition Agreements—Intellectual Property Matters Agreement” and Exhibit 10.1 to this quarterly report on Form 10-Q.
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
We have historically operated as part of CSC’s corporate organization, and CSC has provided us with various corporate functions. Following the recent Spin-Off, CSC will have no obligation to provide us with assistance. Accordingly, we will need to provide internally or obtain from unaffiliated third parties the services we previously received from CSC prior to the Spin-Off. These services include IT, tax administration, treasury activities, technical accounting, benefits administration, procurement, legal and ethics and compliance program administration, the effective and appropriate performance of which are critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we received from CSC. Because our business has historically operated as part of the wider CSC organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect our business. As part of CSC, we benefited from CSC’s size and purchasing power in procuring certain goods and services such as insurance and healthcare benefits, and technology such as computer software licenses. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining goods and services, our business, financial condition and results of operations may be adversely affected.
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

•	We recently entered into agreements with CSC that did not exist prior to the Spin-Off, which will cause us to incur new costs. See “Part I—Item 1—Note 2— Transition Agreements.”

•
Our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from CSC, including changes in our cost structure, personnel needs, tax profile, financing and business operations. As part of CSC, we enjoyed certain benefits from CSC’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we will lose these benefits after the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and healthcare benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of CSC prior to the Spin-Off.

Following the recent Spin-Off, we are also responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. Therefore, our financial statements may not be indicative of our future performance as an independent publicly-traded company. While we have been profitable as part of CSC, we cannot assure you that our profits will continue at a similar level as an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see “Part I—Item 1—Financial Statements” and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA” and our historical financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q .
Our and SRA’s historical and pro forma financial data are not necessarily representative of the results the combined company would have achieved and may not be a reliable indicator of the combined company’s future results.
Our and SRA’s historical and pro forma financial data included in this quarterly report on Form 10-Q may not reflect what our and SRA’s results of operations and financial position would have been had we been a combined company, and publicly traded, during the periods presented, or what the combined company’s results of operations, financial condition and cash flows will be in the future. In addition, the pro forma financial data we have included in this quarterly report on Form 10-Q are based in part upon a number of estimates and assumptions. These estimates and assumptions may prove not to be accurate, and accordingly, our pro forma financial data should not be assumed to be indicative of what our financial condition or results of operations actually would have been as a combined company and may not be a reliable indicator of what our financial condition or results of operations actually may be in the future.

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
Substantial sales of our common stock may occur in connection with the recent Spin-Off and Merger, which could cause our stock price to decline.
CSC and SRA stockholders who received shares of our common stock in the Distribution and Merger generally may sell those shares immediately in the public market. Although we have no actual knowledge of any plan or intention of any significant CSC or former SRA stockholder to sell our common stock, it is likely that some CSC or SRA former stockholders, possibly including some of its larger stockholders, will sell their shares of our common stock received in the Distribution and Merger if, for reasons such as our business profile or market capitalization as an independent company, we do not fit their investment objectives or, in the case of index funds, we are not a participant in the index in which they are investing. These shares are also eligible for resale in the public market without registration subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. The sales of significant amounts of our common stock or the perception in the market that this will occur may decrease the market price of our common stock.
We cannot assure you that we will pay dividends on our common stock, and our indebtedness may limit our ability to pay dividends on our common stock.
On November 30, 2015, CSRA announced that its Board had declared a first quarterly cash dividend of $0.10 per share. This dividend was paid on January 26, 2016 to CSRA stockholders of record at the close of business on January 5, 2016. We currently anticipate continuing to pay quarterly cash dividends on our common stock. Notwithstanding the current expectations for CSRA’s dividend policy, the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board. Our Board’s decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends, and there can be no assurance that, in the future, the combined annual dividends paid on CSC common stock, if any, and our common stock, if any, after the Spin-Off will equal the annual dividends on CSC common stock prior to the Spin-Off.
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

1.
permit us to issue blank check preferred stock as more fully described under “Description of Our Capital Stock—Anti-takeover Effects of Various Provisions of Nevada Law and Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws”;

2.
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

3.	limit our ability to enter into business combination transactions with certain stockholders.
These and other provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Nevada law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of CSRA, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. See “Description of Our Capital Stock-Anti-Takeover Effects of Various Provisions of Nevada Law and Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws” for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2015, CSRA issued 139,127,158 shares of its common stock, par value $0.001 per share, to CSC in consideration for its contribution of Computer Sciences Government Solutions LLC to CSRA pursuant to the terms of the Master Separation and Distribution Agreement. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because the issuance did not involve any public offering of securities.

On November 30, 2015, CSRA issued 24,803,450 shares of its common stock, par value $0.001 per share, to the stockholders of SRA in connection with the Mergers. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because the issuance did not involve any public offering of securities.

On November 30, 2015, the Board authorized the Share Repurchase Program, pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. The share repurchases may be executed through various means, including, without limitation, open market transactions, and privately negotiated transactions or otherwise and are in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. See also Notes 12 and 16 to the unaudited Combined Condensed Financial Statements for further information about the Share Repurchase Program.

The following table presents repurchases of our common stock during the quarter ended January 1, 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
November 27, 2015 - November 30, 2015	—	$—	—	$—
December 1, 2015 - December 31, 2015	1,310,122	27.90	1,310,122	363
January 1, 2016	—	—	—	363
Total	1,310,122	$27.90	1,310,122	$363

(1) On November 30, 2015, the Board authorized the Share Repurchase Program, pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. The Share Repurchase Program does not obligate CSRA to purchase any shares, and expires on March 31, 2019. As of January 1, 2016, CSRA had repurchased 1,310,122 shares of common stock through open market purchases for an aggregate consideration of $37 million, and remained authorized to repurchase $363 million of common stock under the program.

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

3.1	Amended and Restated Articles of Incorporation of CSRA Inc. (incorporated by reference to Exhibit 3.1 to CSRA Inc.’s Current Report on Form 8-K filed November 19, 2015, File No. 001-37494)
3.2	Amended and Restated Bylaws of CSRA Inc. (incorporated by reference to Exhibit 3.2 to CSRA Inc.’s Current Report on Form 8-K filed November 19, 2015, File No. 001-37494)
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

21.1	Subsidiaries of CSRA Inc.
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1
Agreement, dated as of November 25, 2015, by and among the Pension Benefit Guaranty Corporation, Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 99.1 to CSRA Inc.’s Current Report on Form 10-Q filed December 4, 2015, File No. 001-37494)

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSRA INC.

Dated:	February 16, 2016	By:	/s/ William Luebke
		Name:	William Luebke
		Title:	Controller
(Principal Accounting Officer)