Form 10-K
period 2016-04-01
CSRA Inc.
filed 2016-05-27
CIK 1646383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 001-37494

CSRA INC.
(Exact name of Registrant as specified in its charter)

Nevada	47-4310550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3170 Fairview Park Drive
Falls Church, Virginia	22042
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (703) 641-2000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
On October 2, 2015, the last day of the registrant’s most recently completed second fiscal quarter, all outstanding shares of the registrant's common stock were owned by Computer Sciences Corporation.
163,300,924 shares of the registrant’s common stock, $0.001 par value, were outstanding on May 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the registrant's proxy statements related to its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of April 1, 2016 are incorporated by reference into Part III of this Report.
III

Explanatory Note

On November 27, 2015, CSRA Inc. (“CSRA”) became an independent, publicly traded company through consummation of a spin-off by Computer Sciences Corporation (“CSC”) of its U.S. public sector business. On November 30, 2015, following two mergers (the “Mergers”) involving SRA Companies, Inc. (“SRA Parent”) and two wholly-owned subsidiaries of CSRA, SRA International, Inc. (“SRA”) became an indirect, wholly-owned subsidiary of CSRA.

Prior to CSC’s distribution of the shares of CSRA common stock to CSC stockholders, CSC undertook a series of internal transactions, following which CSRA held the businesses constituting CSC’s North American Public Sector segment, as described in CSC’s annual report on Form 10-K for the year ended April 3, 2015, which we refer to as the “Computer Sciences GS Business” together with certain other assets and liabilities. We refer to this series of internal transactions as the “Internal Reorganization.” We refer to CSC’s distribution of the shares of CSRA common stock to CSC’s stockholders as the “Distribution” and to the Internal Reorganization and the Distribution collectively as the “Spin-Off.”

Because the Spin-Off and the Mergers were not consummated until November 27, 2015 and November 30, 2015, respectively, the audited Consolidated and Combined Financial Statements presented in this Annual Report on Form 10-K (“Form 10-K”) include only the legacy Computer Sciences GS Business activity for the period from April 4, 2015 to November 27, 2015; CSRA for the period from November 28, 2015 to November 29, 2015; and CSRA including SRA from November 30, 2015 to April 1, 2016.

In this Form 10-K, unless the context otherwise requires, “CSRA,” “Computer Sciences GS,” “we,” “our” and “us” refer to CSRA Inc. and its combined subsidiaries after giving effect to the Spin-Off for periods prior to the consummation of the Mergers; “CSRA,” “we,” “our” and “us” refer to CSRA Inc. and its combined subsidiaries, including the combined business of SRA, after giving effect to the Spin-Off and the Mergers for periods following the consummation of the Mergers.
Rounding Conventions
Figures included in Parts I through III of this Form 10-K are presented in “millions,” except for exchange rates, share prices and as otherwise indicated. The term “billion” as used in Parts I through III of this Form 10-K means one thousand million. Figures included in our audited Consolidated and Combined Financial Statements are presented in “thousands,” except for exchange rates, share prices and as otherwise indicated. As a result, certain figures presented in Parts I through III of this Form 10-K may not match the corresponding information presented in our audited Consolidated and Combined Financial Statements due to this difference in rounding conventions.
Trademarks and Copyrights
We own or have rights to various trademarks, logos, service marks and trade names that we use in connection with the operation of our business. We also own or have the rights to copyrights that protect the content of our products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ™, ® and © symbols, but such references do not constitute a waiver of any rights that might be associated with the respective trademarks, service marks, trade names and copyrights included or referred to in this Form 10-K.

Cautionary Note on Forward-looking Statements
All statements and assumptions contained in this Form 10-K and in the documents attached or incorporated by reference herein that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “aims,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. These statements represent our current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.
Forward-looking information contained in these statements includes, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those set forth under “Risk Factors.”
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the United States federal government;

•	failure to maintain strong relationships with government entities and agencies and other contractors and subcontractors;

•
possible delays or overturning of our government contract awards due to bid protests, loss of contract revenue, or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•	failure of our customers to fund a contract or exercise options to extend contracts, or our inability to execute awarded contracts successfully;

•	our ability to generate revenue under certain of our contracts;

•	failure to win recompetes of contracts we currently have, including certain long-term contracts;

•	pricing pressure on new work, reduced profitability, or loss of market share due to intense competition and commoditization of services we offer;

•
failure to comply with complex laws and regulations, including, but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards;

•
adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our purchasing, property, estimating, cost accounting, labor, billing, compensation, management information systems, or contractor internal control systems are deficient;

•	failure of any government audit or compliance requirement including any failure to comply with laws and regulations applicable to government services providers;

•	failure to collect, or delays in the collection of, our receivables;

•	changes in the mix of our contracts and difficulties accurately estimating contract costs and contract performance requirements;

•
potential for significant economic or personal liabilities resulting from failures, errors, delays, or defects associated with products, services and systems we supply, including risks associated with work performed through joint venture arrangements;

•	security threats, attacks, or other disruptions to our information infrastructure;

•	failure to comply with complex network security, data privacy or legal and contractual obligations, or the failure to protect sensitive information;

•
adverse determinations of any tax authority successfully challenging our operational structure, transfer pricing policies, or the taxable presence of our subsidiaries in certain countries, or a finding against us in a material tax dispute, could increase our effective tax rate on our earnings and materially decrease earnings and negatively affect cash flows from operations;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•	inability or failure to adequately protect our proprietary information or intellectual property rights or violation of third-party intellectual rights;

•	failure to convert our backlog into revenue and the timing of our receipt of revenue under contracts included in backlog;

•	changes in estimates used in recognizing revenue;

•	pending litigation and any resulting expenses, payments, or sanctions, including, but not limited to, penalties, compensatory damages, or suspension or debarment from future government contracting;

•
failure to manage acquisitions or divestitures successfully, including identifying, evaluating and valuing acquisition targets, integrating acquired companies, businesses or assets, losses associated with divestitures and the inability to effect divestitures at attractive prices and on a desired timeline;

•	our ability to implement our growth strategy successfully;

•	limitations as a result of our substantial indebtedness, which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	possible future losses that exceed our insurance coverage; and

•	possible impairment of goodwill, trade names, and other assets as a result of customer budget pressures and reduced U.S. federal government spending.
Forward-looking statements in this Form 10-K speak only as of the date of this Form 10-K, and forward-looking statements in documents attached or incorporated by reference speak only as to the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

PART I

Item 1. Business
Overview
CSRA is a leading pure-play provider of information technology (“IT”) services to the U.S. federal government. We deliver tailored, innovative and efficient offerings to our customers; long-term value to our investors; scale to our strategic partners; and targeted skills development and career opportunities to our employees. As of April 1, 2016, we have over 18,000 employees and were executing on more than 1,000 projects in connection with over 100 contracts.
We work with our customers to understand their complex environments and are committed to supporting their missions. Our skilled personnel, expanding capabilities and competitive cost structure contribute to our track record of delivering high-quality solutions and services on schedule and within budget. We expect to return to revenue growth, sustain best-in-class margins by capturing the synergy benefits of our business combination with SRA, embrace a culture of efficiency to compete aggressively in our marketplace and deliver strong cash flow to the company.
Our business operates through two balanced segments, Defense and Intelligence and Civil and services various U.S. federal, state and local agencies. We combine our technical expertise in applications and IT infrastructure solutions with our deep public sector mission knowledge and experience to differentiate ourselves and engage with our customers at the highest levels to lead change. A summary of our net revenue, earnings from operations and assets for our segments and total assets is further described in Note 21—Segment and Geographic Information to the audited Consolidated and Combined Financial Statements contained in Part II—Item 8 of this Annual Report on Form 10-K. Such information is incorporated herein by reference and made a part of this Form 10-K.
We believe we are well positioned to lead our public sector customers into the digital future as they increasingly move to “as a service” delivery. In addition, we believe that the breadth of our contracts, our demonstrated expertise in IT, our strong partnerships with key providers across the federal government and our commercial heritage provide us with a competitive advantage. For instance, as part of our overall strategy, we go to market with vendor partners and comprehensive capabilities that are embedded in our Service Offerings and Alliance Program. In addition, we treat every expense as an investment to sustain a highly competitive cost structure while simultaneously adopting next generation IT for our own use and for delivery to our customers. Finally, we continue to take advantage of advances in IT to move work to low-cost centers. We expect that our Integrated Technology Center (“ITC”) in Bossier City, Louisiana will enable us to deliver cost-effective solutions and services by leveraging a low-cost labor market, economies of scale and strategic relationships with the State of Louisiana and its technology-focused academic institutions.
We continue to compete in an industry that is highly regulated, controlled by the Federal Acquisition Regulation (“FAR”) and subject to contract audit oversight, which limits competition by our commercial partners to select vehicles. Nevertheless, the industry is highly competitive and favors participants with competitive cost structures. We believe we are well suited to compete across all spectrums of our industry, combining demonstrated expertise managing large and complex programs with the agility to pursue smaller orders on a diverse set of indefinite delivery, indefinite quantity (“IDIQ”) contracts. We believe this flexibility helps reduce our overall portfolio risk during changing market conditions.
History and Development
CSRA’s business has been focused on the public sector for more than 55 years, tracing back to the first government contract awarded in 1961 to our former parent, CSC. CSRA Inc., formerly known as Computer Sciences Government Services Inc., was incorporated in Nevada on June 16, 2015, in anticipation of the Spin-Off. On November 27, 2015, CSRA became an independent public company through consummation of the Spin-Off. On November 30, 2015, CSRA completed its combination with SRA and began trading on the New York Stock Exchange under the ticker symbol “CSRA.” CSRA operates as a fully integrated company via its primary operating subsidiaries, CSRA LLC and SRA International, Inc.

Operating Model: Customers and Offering Solutions
Our operating model combines customer and mission intimacy with the ability to adapt and apply our scalable and cost-effective offering solutions. This approach is focused on lowering implementation and operational costs while improving mission-critical effectiveness and efficiency through innovation.
Long-Standing Relationships with Industry Customers
Our extensive domain expertise and customer intimacy allow us to unlock the value of our technical solutions for our customers. We believe we have strong and long-standing relationships with a diverse group of customers at all levels of the U.S. federal government. In order to support our customers, we have focused industry teams that provide in-depth knowledge and extensive domain expertise to serve our customers through our two operating segments: (1) Defense and Intelligence and (2) Civil.
Defense and Intelligence Segment
The Department of Defense (“DoD”) is our largest customer in the Defense and Intelligence segment, to which we provide the full spectrum of our services and offerings. Our industry teams work closely with all services and agencies within the DoD to identify requirements for which we can provide our differentiated solutions.
Through our work on the Army’s Logistics Modernization Program, we have helped modernize the Army’s global supply chain and streamlined military logistics and support with one of the world’s largest fully integrated supply chain solutions for maintenance, repair and overhaul planning and execution. We also manage and operate the largest helicopter training facility in the world through the Flight School XXI program at the U.S. Army Aviation Center in Fort Rucker, Alabama, where we employ cutting-edge flight simulators to provide helicopter flight training to the Army’s rotary wing aviators.
We provide support for the Navy and Marine Corps worldwide through network and connectivity operations under the “ONE-Net” and “Information Technology Support Services” programs. In addition, we offer software development and sustainment for the Marine Corps’ pay and personnel organization. We are also the leading supplier of ship design and engineering services for the Naval Sea Systems Command, providing acquisition and engineering support for numerous Navy ship acquisition programs.
We also provide the DoD global Joint Commands and Combatant Commands (“COCOMS”) with a full range of communications and IT support services. In addition, we supply the United States European Command (“USEUCOM”) and United States Africa Command (“USAFRICOM”) devices, hardware, software and network IT and communications operation, maintenance and life cycle support for command, control, communication and computer (“C4”) systems. We also develop software and manage complex logistics systems for the U.S. Transportation Command and Air Mobility Command (“USTRANSCOM”). Finally, we deliver network and cybersecurity support, as well as data center operations, applications modernization and help desk services to the U.S. Strategic Command (“USSTRATCOM”).
We also provide support to the Intelligence Community’s “Information Technology Enterprise” strategy through seamless and secure solutions for its applications and data analytics. One of our key programs involves the outsourcing of the IT infrastructure of a U.S. Intelligence agency to a partnership led by our team. This contractor-owned and operated venture works to implement the next-generation best practices for infrastructure for advanced use in the U.S. federal government. Since the creation of this partnership in 2000, we have been able to reduce both network and server outages, while also reducing overall staffing needs, despite a significant increase in the number of network devices employed under the program. We are currently working to migrate users under this program to a virtual desktop infrastructure.
Civil Segment
Through our Civil segment, we provide services to numerous federal civil agencies including the Departments of Homeland Security (the “DHS”) and State, as well as to various U.S. federal, state and local health departments. We supply civil government agencies with mission information systems and associated technical support services.

For instance, we leverage systems integration disciplines for the Federal Aviation Administration’s (“FAA”) National Airspace System and have developed enhanced simulation software to help train the next generation of air traffic controllers. We have also designed, developed, tested and implemented a robust and scalable cloud-based application that allows the FAA to register small Unmanned Aerial Systems or drones, accept payment by credit card and print registration certificates for over 500,000 users.
We provide IT infrastructure and systems integration services to agencies with missions including counterterrorism, protecting the environment, and assuring that financial markets run smoothly. CSRA is one of the leading IT infrastructure providers to the DHS, and our Data Center 1 (“DC1”) contract, which provides “as-a-service” capability to all the DHS components, was recently renewed by the DHS. As part of our extensive history of servicing the Environmental Protection Agency (“EPA”), we offer support services to various EPA initiatives, including our recent web development contract with the Office of Research and Development (“ORD”). We also support the Securities and Exchange Commission (“SEC”) by managing its enterprise IT infrastructure and operations. Further, we have also worked to bring next generation IT business models to our customers. For example, together with ServiceNow, we have worked to deliver IT service management using an “as-a-service consumption-based” model to the National Aeronautics and Space Administration (“NASA”). Through this as-a-service model, we provide administrative, financial, human resources and procurement services to NASA employees, applicants, contractors, and university partners.
CSRA also maintains a global footprint in civilian agencies. We deliver visa processing services for the Department of State under the Global Support Strategy contract. This service is available around the globe at 78 posts in 48 countries, including through 24 off-site facilitation centers in Argentina, Brazil, Colombia and Mexico. We currently process an average of over five million applications per year, roughly half of the total U.S. visa application volume worldwide. Support for these services is facilitated by software which provides visa appointment booking services, fee collections, document management and delivery services, call center and online support, all through a mobile application. These services have been enhanced with our latest innovation created for Canada’s embassy and consulates that uses a tablet solution to automate applicant entry and documentation processes, improves tracking of applicant information, and reduces visa processing times.
Finally, we also provide support for the National Institutes of Health’s (“NIH”) Cancer Genome Atlas (“TCGA”), which is the most detailed characterization of cancer ever attempted at the molecular level. We operate the Data Coordinating Center (“DCC”), which provides bioinformatics and development support to cancer researchers worldwide. To ensure integrity of the genomic data, our bioinformaticians work to create data standards used for receipt and distribution of the data. We have implemented data collection and analysis procedures to verify the accuracy and quality of high throughput incoming data and prepare it for rapid, public distribution in well-defined established public formats for sharing with the worldwide genomic community.
Capabilities
Within our vertically-oriented model, our technologists engage directly with our customers, which we believe enables us to understand and, in turn, meet our customers’ needs. In order to provide our customers with a high level of technical services, we have established a virtual matrix model across six Service Areas-Digital Services, Enterprise Business Services, Digital Platforms, Cyber, Data Science, and Professional and Citizen Services. Our Service Area leaders provide domain leadership in their specific areas of expertise, organize technical communities providing opportunities for mobility and career progression to our technologists, and oversee the creation and management of our key differentiated go-to-market capabilities. Increasingly, we deliver these technical capabilities through our ITC for managed services ranging from network operations through agile development services. CSRA runs a dedicated Integration Services team to build pilots, prototypes and initial deployments of new capabilities to support marketing and delivery needs. This team provides a bridge between the design concept and proving the concept works in a production setting.
We connect our Service Area teams with our Alliance Program, which harnesses and proliferates innovative offerings throughout the company. Our Alliance Program focuses on building deep technical and marketing relationships with large vendors such as Amazon Web Services (“AWS”), ServiceNow, Microsoft, SAP and Oracle to co-create offerings and to team more effectively to address our shared pipeline. Our Alliance Program includes a special focus on innovative, “born on the cloud” companies that offer differentiated capabilities that enable our customers to achieve their mission objectives more effectively and at a lower cost point.

Digital Services
Digital Services encompasses a broad range of solutions focused around the migration, transformation and modernization of application portfolios, including basic operations and maintenance support, migration to cloud-based platforms, consolidation, version upgrades and mobile enablement. Our Digital Services works together with our customers to provide application sustainment and to guide them through the modernization and development of critical IT systems. For instance, we have helped various U.S. federal, state and local government agencies modernize or transform their existing and aging applications (using both custom and commercial-off-the-shelf applications) and have mapped the transition of their systems and applications to mobile and cloud-based solutions.
In addition, we build custom applications that help the U.S. federal government provide services to its citizens, such as air safety for travelers and health coverage for the uninsured. We combine mature processes and relationships with key partners to deliver innovative applications built with leading edge and emerging technologies. Our application development services are powered by product offerings for faster time-to-mission, higher quality and cloud-independent applications. Some of these product offerings include: FutureEdge, a suite of application modernization tools; and CSRA AppWorks, a pre-configured agile application management platform. We believe that our extensive mission domain expertise enables us to help our public sector customers deliver services to the public more efficiently and effectively.
Enterprise Business Services
Enterprise Business Services provides proven methodologies and industry best practices to lead full lifecycle programs and deliver both on-premise and cloud-based enterprise commercial off-the-shelf (“COTS”) applications. We have extensive experience with providing ERP implementations, upgrades, and sustainment support for COTS packages such as SAP, Oracle, PeopleSoft, Microsoft and Salesforce. Our services allow our customers to better align their respective agencies’ missions, improve business processes, and reduce their total cost of ownership by leveraging COTS solutions to support their enterprise business operations. We also work with our customers to modernize their business systems by implementing next generation applications such as cloud-hosted case management solutions.
Digital Platforms
Our Digital Platforms Service Area provides the platform to enable Digital Services by delivering agile infrastructure services such as converged infrastructure, cloud platforms, Platform-as-a-Service (“PaaS”), mobile platforms (enterprise mobility management (“EMM”) and mobile PaaS), as well as IT service management (“ITSM”), and cloud management.
Our Digital Platforms Service Area provides efficient and on-demand managed services anywhere, whether on the customer’s premises, at a partner data center or within one of our own data centers. Our Digital Platforms Service Area handles everything inside a data center, from power, space and cooling to management of the systems and processes. We form the process, security and technology-bridge between the “stove-piped” legacy infrastructure and near-cloud-ready environments. Our specific range of services includes data center best practices, co-location, network, storage, compute, cyber, desktops, unified communications, enterprise service management and mobile. Through our on-demand services, we believe that we are able to find innovative ways to address problems our customers encounter. We also use our Digital Platforms Service Area to incubate leverageable managed IT services out of our ITC. This delivery center possesses the highest level of security accreditation under the Federal Information Security Management Act. CSRA partners with local universities to coordinate curricula and to recruit top local talent to staff this delivery center.
We utilize lessons learned, experience, methodological leadership, and skilled personnel to help customers embrace incremental application development processes at scale and make the necessary changes to their governance, systems development life cycle, and security processes, which enable our customers to adapt to a more agile technology culture. Indeed, we have helped our customers migrate some of the larger applications programs in the U.S. federal government from traditional “waterfall” development approach to agile practices.
We offer access to next generation platform-as-a-service, enterprise class middleware, database technologies and performance monitoring tools that allow our teams to predict and tune application performance prior to full deployment. For instance, our teams have used our development and operations (“DevOps”) tools to increase efficiency and improve quality of applications used by the U.S. Patent and Trademark Office, Environmental Protection Agency and for agencies within the Intelligence Community.

We also provide a channel for U.S. federal agencies to buy, manage, and use Federal Risk and Authorization Management Program (“FedRAMP”) and DoD-approved hybrid cloud services with a single point of control via cloud management platforms. This scalable, on-demand, pay-for-what-you-use model allows customers to buy just the right amount of capacity to meet their needs. Cloud management platforms enable a self-service, on-demand IT operating model with an easy-to-use, one-click cloud service deployment. Since we have no preferred vendors for these services, we are able to provide our customers with an independent assessment of any such services, while our strategic partnerships with third-party cloud providers afford us the freedom to craft custom solutions based on each customer's specific requirements. We work with multiple third-party providers of cloud services, including AWS and Microsoft Azure, and also offer our own cloud stacks.
Cyber
Cybersecurity is of paramount importance to all of our public sector customers. We guide our customers through the development and execution of all IT security aspects such as information assurance, the implementation of IT security processes and tools, and managing Security Operations Centers (“SOC”). We believe that our cyber domain experts are at the forefront of defining strategies and solutions to address new attack vectors associated with large scale adoption of hybrid IT, including cloud and mobility. Our cyber experts are also focused on building comprehensive solutions to manage the emerging challenge of insider cyber threats.
We implement reliable, repeatable SOCs to combat the most pervasive cyber threats facing our nation today. We train our engineers and analysts to exacting standards, and we design and build operations centers based on our customers’ needs, operational structure and applicable governing policies. Functions and capabilities are tailored to fit our customers’ respective organizational missions and goals. We also leverage our Alliance Program to identify and implement innovative technologies in the cybersecurity domain in order to further improve our customers’ security posture. Our SOC are designed and managed to focus on the strategic integration of automation to increase network resiliency and decrease the time between detection of a breach and remediation.
Data Science
We help our customers derive value out of data science by focusing on a variety of critical areas, including:

•	data management;

•	data warehousing;

•	master data management (“MDM”);

•	analytics;

•	big data;

•	Extract, Transform, and Load (“ETL”); and

•	in-memory database (“IMDB”) solutions.
Specifically, we provide solutions using best-of-breed technologies, including open source and traditional platforms, to help government agencies derive mission value from big data. Our Data Science service area designs systems to enhance and maximize the user experience with data through intensive visualization. For instance, we created the “Coral Reef” application for the Army, which is an information system that is used to visualize complex data and links between data. We have also developed web-based tools that allow decision makers in the defense and intelligence communities to receive information more quickly, and specifically for their needs, from various data. Finally, we also advise organizations regarding how to extract more value from big data and help chart a path based on that organization’s specific mission.
Professional and Citizen Services
Our Professional and Citizen Services focus on helping our clients deliver effective, efficient and agile business process services and enhanced customer experiences that are enabled by cutting-edge IT and software.

Capabilities delivered through CSRA's Professional and Citizen Services include the following:

•	Transaction processing: health care, financial (invoice/payment), grants, aid applications, and other claims and processing activities;

•	Shared Services: human resources, finance, procurement, and IT consolidation;

•	Service Desk/Contact Center: customer service provided through a variety of service delivery mechanisms;

•	Workflow and process-based solutions: administrative and support services, background investigations and digitization services;

•
Global Visa Processing: worldwide services that include visa processing, information dissemination, appointment management, fee collection, document delivery, greeter services for visa applicants, passport services, and modernization; and

•
Organizational Change Management/Transformation: we help customers with a full range of services, including advising on strategic and technical matters, as well as implementation and deployment. Including, integrated services (streamlined service delivery models for new efficiencies) and Public service performance management (organizational, methodological, and strategic).

We believe that Citizen Services are a top priority for the U.S. federal government, and technology is a critical component of those services. Our public sector customers rely on a range of business processes to deliver services to the public. We apply our IT knowledge to business processes and functions, enabling our customers to deliver more efficient and effective customer services. We also help agencies provide citizens with a unified, consistent and user-friendly experience via their communication channel of choice. For instance, we have helped certain of our customers move from traditional face-to-face or telephone-based service to 24/7 self-service options via web, mobile devices, speech recognition and interactive video. Our staff is also highly specialized, maintains a high-level of security clearances, and provides trusted services such as background investigations and visa processing to various agencies in the federal government.
We also provide services that enable our customers to maximize their enterprise services while using only minimal resources. Our delivery is based on the effective management of demand for our resources and utilizing the appropriate processes and tools to find the right personnel for our customers’ needs. We believe this approach benefits our customers by reducing their IT related costs and risk, while also improving responsiveness, compliance and performance. We provide IT competency support to customers who own and maintain their IT environments and are looking for a specific IT skill set or need to augment IT staff. Our experts provide support for areas such as architecture, engineering, development projects, service operations and management. As new technologies emerge, we provide skilled personnel capable of meeting evolving IT requirements.
Strategic Vision: Leadership and Growth Strategy
We drive growth through our ability to understand each customer’s mission and connect it to our broad-based IT capabilities. We expect that this strategy will allow us to become a preferred partner to both government customers and commercial vendors. In the context of this strategy, we frame our priorities in terms of (1) the critical mission priorities of our customers, which are comprised of government agencies, (2) the U.S. government-wide mandate to improve efficiency and reduce costs and (3) the U.S. government’s long-term plan to shift to next generation technologies.
Critical Mission Priorities of Government Agencies. We have more than 50 years of public sector experience and decades-long relationships with many of our top customers, which trace back to our former parent, CSC. Due to our focus on servicing various agencies within the U.S. federal government, we believe that our culture and, in turn, our personnel are focused on helping our customers achieve their respective missions.
Government-wide Mandate to Improve Efficiency and Reduce Cost. We expect to continue taking a disciplined approach to the management of our overhead costs, including capturing cost synergies from the Mergers. In addition, we anticipate to continue working on current engagements and to proactively seek out new opportunities, including to leverage our low-cost delivery capability at our ITC. In addition, we plan to have our solution architects review every bid to identify work packages suitable for a low-cost shared service delivery model. Our goal is to increase our delivery capability from about 350 employees to over 1,000 employees over the next three years.

Government’s Long-term Shift to Next Generation Technologies. We believe that we offer tools that will allow the government agencies that we serve to transition from buying legacy technologies to purchasing next generation technologies. Specifically, we believe that we are helping drive technological innovation among the customers that we serve through the implementation of next-generation technology and solutions in cloud, big data, mobility and application solutions and services. We also believe that we have enhanced our technical and domain expertise with strategic partnerships that deliver innovative end-to-end solutions, while maintaining our independence to optimize customers’ technology choices.
We expect to continue to support our growth objectives through each of the strategic elements described above. In addition, in order to try and enhance our growth, we plan to, among other things:

•	prioritize business development investments and further improve the quality, efficiency, and reuse of our proposals;

•	expand our partner-driven offerings and prioritize opportunities in the areas of cybersecurity and cloud-based next generation infrastructure and application development;

•	employ our data analytics capabilities to extract intelligence from vast amounts of data across our customers’ portfolios; and

•	develop policy solutions for emerging problems, such as immigrant processing and climate change, that demonstrate thought leadership and leverage all of the touch points of our company.
Through all of these initiatives we aim to expand our volume of new business submittals to approximately $16 billion annually from a combined run rate of approximately $10 billion for the first half of fiscal year 2016, while simultaneously enhancing submit quality through new business related performance improvements and better win rates.
Business Environment and Competitive Landscape
Industry Overview
We are focused on serving various agencies within the U.S. federal government, and we maintain a limited presence in state and local programs linked to U.S. federal government work and projects located in international markets that are contracted, financed, or sponsored by the U.S federal government. We believe that the industry outlook is more positive than it has been in recent years due to:

•
Large and fragmented addressable market. We compete in a large addressable market that provides room for growth. The overall amount spent on contracted services is projected to be more than $250 billion during Government Fiscal Year (“GFY”) 2017, representing an increase of 3% over the amount spent during GFY 2016 (a GFY starts on October 1 and ends on September 30). Information technology spending is expected to remain essentially flat from GFY 2016 to GFY 2017 at a total amount of $81.5 billion. President Obama’s budget request for GFY 2017 also contemplates the need to modernize and upgrade legacy information technology systems through the creation of a $3.0 billion revolving fund that will be made available to departments and agencies to make these upgrades.

•
Continued sequester relief and more budget clarity. Since the sequester introduced mandatory cuts to government discretionary spending, the U.S. Congress has provided relief by funding agencies with more than $78 billion, and the President’s budget request contemplates an additional $100 billion in discretionary funding for GFY 2018 to GFY 2021. Initially sequester relief had been unknown at the beginning of each GFY which created uncertainty, but recent bipartisan budget agreements have provided funding levels for both the budget year and the next year (GFY 2016 and GFY 2017 in the most recent agreement). Knowing that funding levels were approved above sequester levels has reduced concerns about government shutdowns and has helped keep funding streams for government services contracts more stable on a month to month basis. We expect the GFY 2017 to begin under a continuing resolution at agreed levels and thus avoid any concerns about government shutdowns or uncertain start of the GFY. As important as the spending level, the two-year budget framework provides the clarity our customers need to issue new procurements.

•
Increasing demand for Next Gen IT services. The US federal government is in the process of transforming its IT infrastructure and software systems, with mandates such as Data Center Consolidation and Cloud First, in order to increase efficiency and reduce expenses. We believe that the capabilities we provide address the priority areas of IT investment for the federal government, including cloud, cybersecurity, data analytics, agile-based software development methodologies, and modernization of the government’s applications with a bias toward Software-as-a-Service (“SaaS”) and mobile devices. Based on independent industry sources, Next Gen technology offerings such as big data and cloud are predicted to show double-digit annual growth over the next three years.

Competitive Landscape
We provide full-spectrum professional IT services to the U.S. federal government as well as state and local agencies and team with, and compete against, companies across this entire competitive landscape:

•
Large defense contractors are capable of competing across our entire market space, and they possess the reputation and ability to compete on large deals with any U.S. federal government agency and have the financial strength to manage and execute large-scale programs. Some of the large defense contractors we regularly compete with include Lockheed Martin, Northrop Grumman, Raytheon, Boeing and General Dynamics.

•
Diversified consulting, technology and outsourcing service providers are highly regarded and successful with commercial clients, but lack the breadth of public sector offerings and presence to compete broadly across the public sector market. Some of our competitors in this category include IBM, AT&T, Verizon, HP Enterprise Services, Dell, Accenture and CGI.

•
Pure-play U.S. federal government service providers are highly specialized firms that have exceptional mission knowledge, customer intimacy or specific intellectual property that can make them major competitors in the markets that they serve. Some of our competitors in this category include CACI, Booz Allen, SAIC, Leidos, ManTech and ICF.

•
Small businesses provide services to the federal government through requirements and incentive programs to create entrepreneurial opportunities for small business owners. In order to support our customers’ use of these small business set-asides, we are implementing a “preferred” small business partner program to team more effectively and compete in this segment of the market.

•
Commercial IT vendors offer service offerings that have recently emerged in the government market, including AWS, Microsoft Azure, Google, Salesforce, ServiceNow and other cloud providers. We plan to partner with the leading disruptive players, incorporating their offerings into our hybrid cloud business model to meet customer mission demand and their very specific and unique requirements, culture and rate of adoption.

Our People and Culture
People
Our past and continued success as an IT, mission- and operations-related services provider is highly dependent on the excellent technical capabilities, high standards and ethics and dedication of our personnel. We employ over 18,000 people, many of whom are deployed at customer sites throughout the U.S. Our headquarters are located in Falls Church, Virginia, with other major locations in Alabama, Kentucky, Louisiana, Maryland, New Jersey, New York, North Carolina, Virginia and Washington D.C.
CLEAR Corporate Values
Our corporate values are “CLEAR”: Client-Focused, Leadership, Execution Excellence, Aspiration and Results. The CLEAR values provide a unifying focus and purpose to each of our employees. No matter the customer, offering, or work location, our CLEAR values work to harmonize our culture and our approach to customer service. In today’s fast-paced, diverse workplace, we believe that our values inform our instincts and represent common standards in an increasingly virtual enterprise. We believe that the uniformity of our values aligns us as teammates from all layers and levels, and normalizes our interactions with customers, alliance partners and respected competitors.

Ethics and Compliance
Our business’s commitment to ethics is unwavering, and our ethics and compliance program (“compliance program”) is designed to meet general governance and specific industry and regulatory requirements with a strategic focus on values, culture and performance with integrity. We know that strong risk management processes and effective internal controls-policies, procedures, training, audit and monitoring programs are key components of well-run, ethical and compliant organizations. Beyond these, however, we believe culture and values also contribute to the health of our organization, and, accordingly, our executives and the compliance program’s leadership are heavily invested in these areas as well.
Our code of business conduct makes clear that we expect ethical leadership, performance with integrity, and compliance with company policies and the law. Our code also makes clear that all employees are obligated to report known or suspected misconduct on the part of any other employee. In addition, we maintain a zero tolerance policy for retaliatory behavior toward those who make such reports in good faith. We train employees annually on the principles of our compliance program and the contents of our code, which applies equally to all directors, officers, executives and employees of CSRA worldwide.
Security
Security is critically important to our customers and their missions, and it is fundamental to our business.  We have integrated the essential components of physical, personnel and cyber security into the core fabric of our corporate culture.  We have harnessed the expertise of defense, intelligence and industrial security professionals within our workforce to expand and strengthen the security ethos throughout the organization.  The traditional disciplines of physical and personnel security are key components to the new challenges of cyber security.  By blending these traditional disciplines, we are able to build security structures poised to meet the challenges of next generation IT.   Security is integral to our interactions with our workforce and the customers we serve.
Outstanding Talent Community
We have a longstanding culture, rich in mission and IT experience, which provides a foundation that is deep in customer domain knowledge and trust. The majority of the workforce is technical in nature with over 60% having a bachelor’s degree or higher. Employees’ skills and talents range from entry level technologist to expert level professionals in software design and development, DevOps, network engineering, systems administration, programmer analyst, systems engineering, training, logistics, consulting, product development, customer support, scientist and next-generation IT including agile, cyber, cloud and mobility. We have thousands of employees doing every aspect of software and data engineering, half of which are engaged on Agile teams. We cover many development languages including .NET, C#, Java, Ruby, Groovy, Drupal and Python. Many use Open Source tools as their primary environment in both public and private clouds.
Our workforce is led by talented and experienced leaders that have cross-industry, technical and broad experience and the knowledge and experience to bring the best solutions to our customers’ most complex missions. Our executive leadership leverages extensive industry experience, across our defense, intelligence, health and civil markets, are recognized as leaders in their respective markets by our customers and partners, and have proven successful track records for performance and growth. Our strong succession planning and development means we have a deep bench of leaders coming up through the organization.
We invest heavily in our talent acquisition and staffing capabilities to ensure we are able to find and hire the most qualified candidates. We recruit excellent talent into the organization, with a key emphasis on our university relations and recruiting strategy, in order to build the emerging leaders and technologists of our future. Each year, we typically receive more than 100,000 applications, conduct more than 6,000 interviews and hire over 4,000 new personnel. In addition, we partner to hire those exiting the military through programs focused on wounded veterans and those with disabilities. We have over 4,400 self-identified veterans in our workforce today, one third of whom self-identified as having a disability. In 2015, we were recognized for being one of the best companies for veterans based on our population base as well as our practices, policies and culture.

Talent Development
We focus on continued development in four key areas: leadership, sales, program management and technical. We offer online and community-based educational opportunities, in addition to trainings offered by our partners in their respective areas. We promote an environment of continuous learning with strong educational assistance and certification benefits, along with individual development plans aligned with our growth strategy.
Intellectual Property
Our technical services and products are not generally dependent upon patent protection, although we do anticipate selectively seeking patent protection. Our proprietary intellectual property portfolio, which covers products, technical services, consulting, methodologies and know-how, is protected by non-disclosure agreements, contractual arrangements and in the form of one or more of the following protection: trade secret, patent, copyright or trademark. Some of our proprietary intellectual property contains licensed third-party and open source components. We integrate deep domain knowledge of our clients’ mission with industry leading innovative products and technologies, including open source technologies, to create value for our clients.
For our work under U.S. federal government-funded contracts and subcontracts, the U.S. federal government obtains certain rights to data, software and related information developed under such contracts or subcontracts. These rights may allow the U.S. federal government to disclose such data, software and related information to third parties which may in some instances include competitors. In the case of our work as a subcontractor, our prime contractors may also have certain rights to data, information and products that we develop under the subcontract.
In connection with the Spin-Off, CSC granted us a perpetual, royalty-free, non-assignable license to certain know-how owned by CSC that we leverage to run our business. In addition, CSC granted us a perpetual, royalty-free, non-assignable license to certain software products, trademarks, work flows, and design methodologies. Although these IP rights can provide us a competitive edge on some contracts and opportunities, we do not explicitly rely on this IP to deliver services and solutions to our clients. During the first five years following the Spin-Off, the licenses granted to us will be restricted to use solely in connection with U.S. federal and certain U.S. state and local government customers. In addition, any improvements we make to such intellectual property or derivative works of such intellectual property that we develop will be assigned to CSC and licensed back to us subject to the same limitations on use. As a result of the scope limitation in our rights to use our intellectual property, our ability to effectively bid for or perform contracts for customers other than the U.S. federal government and certain U.S. state and local governments is extremely limited unless we acquire or independently develop, without making use of CSC’s intellectual property, other intellectual property that would permit us to do so. In addition, we granted CSC a non-exclusive, perpetual, royalty-free, fully paid-up, non-assignable license to any intellectual property acquired or developed by us within six months following the Spin-Off, including licenses to all SRA intellectual property. CSC is limited to use this IP outside our field of U.S. federal and certain state and local government customers during the first five years following the Spin-Off.
Regulatory Matters
As a U.S. federal government contractor, our business is heavily regulated and, as a result, our need for compliance awareness and business and employee support is significant. Specifically, our industry is governed by various laws and regulations, including those laws and regulations relating to: the formation, administration and performance of contracts; the security and control of information and information systems; international trade compliance; human trafficking; the mandatory disclosure of “credible evidence” of a violation of certain criminal laws; the civil False Claims Act, which is intended to prevent fraud against the federal government. In addition, U.S. federal government contractors are generally subject to other requirements, including:

•	the FAR and related regulations, which regulate the formation, administration and performance of U.S. federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;

•
the Procurement Integrity Act, which regulates access to competitor bid and proposal information, as well as certain internal government procurement sensitive information. In addition, this act regulates our ability to provide compensation to certain former government procurement officials;

•	laws and regulations restricting the ability of a contractor to provide gifts or gratuities to employees of the U.S. federal government;

•
post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the U.S. federal government and deploy former employees of the U.S. federal government;

•
laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only”;

•	laws and regulations relating to the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;

•	laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. federal government contract;

•
laws, regulations, and executive orders governing organizational conflicts of interest that may prevent us from bidding for or restrict our ability to compete for certain U.S. federal government contracts because of the work that we currently perform for the U.S. federal government;

•	laws, regulations and executive orders that impose requirements on us to ensure compliance with requirements and protect the government from risks related to our supply chain;

•	laws, regulations and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract;

•
the “Contractor Business Systems Rule,” which authorizes DoD agencies to withhold a portion of our payments if we are determined to have a significant deficiency in any of our accounting, cost estimating, purchasing, earned value management, material management and accounting, or property management systems; and

•
the “Cost Accounting Standards and Cost Principles,” which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. federal government contracts and require consistency of accounting practices over time.

We are also subject to oversight by the U.S. Office of Federal Contract Compliance Programs for federal contract and affirmative action compliance, to include in the following areas:

•	affirmative action plans;

•	applicant tracking;

•	compliance training;

•	customized affirmative action databases and forms;

•	glass ceiling and compensation audits;

•	desk and on-site audits;

•	conciliation agreements;

•	disability accessibility for applicants and employees;

•	diversity initiatives;

•	Equal Employment Opportunity (“EEO”) compliance;

•	employment eligibility verification, E-Verify;

•	internal affirmative action audits;

•	Internet recruiting and hiring processes;

•	Office of Federal Contract Compliance Programs (“OFCCP”) administrative enforcement actions;

•	record-keeping requirements; and

•	Sarbanes-Oxley compliance.
The U.S. federal government routinely revises its procurement practices and adopts new contract rules and regulations. In order to anticipate compliance with changes to laws and regulations, we participate in industry-wide associations that represent the industry perspectives on proposed regulations to the government, monitor proposed regulatory changes to adapt our policies and processes to accommodate the changes when they become effective, maintain compliance staff in our corporate departments, and conduct awareness and training for affected employees, such as our contracts staff and DCAA compliance team.
The U.S. federal government has a broad range of tools available to enforce its procurement law and policies. These include debarring or suspending a particular contractor, certain of its operations and/ or individual employees from future government business. In addition to any statutory recourse available to the government, individuals, on behalf of the federal government, may also bring qui tam suits against us for any alleged fraud related to payments under a U.S. federal government contract or program.
Seasonality
The U.S. federal government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. federal government agencies to award extra tasks or complete other contract actions in the weeks leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we also have generally experienced increased bid and proposal costs in the months leading up to the U.S. federal government’s fiscal year end as we pursue new contract opportunities being awarded shortly after the U.S. federal government fiscal year end. Finally, we also tend to generate less revenue and profit from our labor services during the December quarter as a result higher leave-taking during the holiday season.

Executive Officers of the Registrant

Our executive officers as of May 24, 2016 are listed below, along with their ages on that date, positions and offices held and the year in which they were appointed to such office. All such persons have been appointed to serve until their successors are appointed and qualified or until their earlier resignation or removal.

Name	Age	Year First Elected as an Officer	Position Held With the Registrant as of the filing date
Lawrence B. Prior III	60	2015	President and Chief Executive Officer
David Keffer	38	2015	Executive Vice President, Chief Financial Officer
William J. Haynes II	58	2016	Executive Vice President, General Counsel and Secretary
John Reing	44	2015	Executive Vice President, Chief Human Resources Officer
Ken Deutsch	60	2015	Executive Vice President, Defense Group
Paul Nedzbala	52	2015	Executive Vice President, Health and Civil Group
Leigh Palmer	46	2015	Executive Vice President, Intelligence Group
Sally Sullivan	57	2015	Executive Vice President, Homeland Security Group
George Batsakis	52	2015	Executive Vice President, Chief Growth Officer
John Dancy	51	2015	Vice President, Chief Information Officer

Business Experience of Executive Officers

Larry Prior joined CSRA as President and Chief Executive Officer on November 27, 2015. Prior to joining CSRA, Mr. Prior served as executive vice president and general manager of CSC’s North American Public Sector (2014-2015). Previously, Mr. Prior served as vice president and general manager of the Defense and Intelligence Group in CSC’s NPS, providing next-generation technology solutions and mission services to the U.S. Department of Defense and intelligence community (2013-2014). Before joining CSC, Mr. Prior was executive vice president of Service Sectors and chief operating officer for BAE Systems, Inc. (2010-2013).

David Keffer joined CSRA as Executive Vice President, Chief Financial Officer on November 30, 2015. Prior to joining CSRA, he was the executive vice president and Chief Financial Officer at SRA International (2014-2015). Mr. Keffer was the Chief Financial Officer of SRA’s National Security Sector (2011-2013), and, until his appointment as Chief Financial Officer, he served as Corporate Controller (2013-2014).

William J. Haynes II joined CSRA as Executive Vice President, General Counsel and Secretary on January 6, 2016. Prior to joining CSRA, he served as the Executive Vice President and General Counsel of SIGA Technologies (2012-2016), Chief Corporate Counsel at Chevron Corporation (2008-2012) and General Counsel of the Department of Defense (2001-2008).

John Reing joined CSRA as Executive Vice President, Chief Human Resources Officer on November 30, 2015. Prior to joining CSRA, he was Senior Vice President of Human Resources at SRA International (January 2012-November 2015). He has also served as Vice President of HR & Administration for BAE Systems, Support Solutions Sector (January 2009-January 2012), Vice President of HR for Network System Business (June 2007-December 2009) and Vice President of Global Compensation, HRIS & International Assignments out of the U.S.  (January 2003-June 2007). Before joining BAE Systems, he was the Director of the Washington, D.C. Area Human Resources Consulting Practice for PricewaterhouseCoopers (1996-2003) and a team leader at the Hay Group Compensation Consulting Practice in Philadelphia, Pennsylvania (1993-1996).

Ken Deutsch became CSRA’s Executive Vice President, Defense Group on April 2, 2016. Previously, he acted as CSRA’s Executive Vice President and General Manager, Defense Mission Services from November 27, 2015 to April 2, 2016. Prior to joining CSRA, Mr. Deutsch served as Vice President and General Manager of CSC’s North American Public Sector Defense and Intelligence Group (2013-2015). Mr. Deutsch joined CSC in October 2009 as Vice President Information Dominance Programs and CSC’s DoD Cyber Account Executive.

Paul Nedzbala became CSRA’s Executive Vice President, Health and Civil Group on April 2, 2016. Previously, he acted as CSRA’s Executive Vice President, Health from November 30, 2015 to April 2, 2016. Prior to joining CSRA, Mr. Nedzbala served as the executive vice president of SRA's Health and Civil Group (2013-2015). Prior to his appointment as executive vice president of SRA’s Health and Civil Group, he held multiple leadership roles in both SRA’s former Health and Civil Government Groups (2007-2013).

Leigh Palmer joined CSRA as Executive Vice President and General Manager, Intelligence Group on November 30, 2015. Prior to joining CSRA, she held several roles in BAE Systems’ intelligence business including Vice President, National Information Technology Mission Solutions within the Intelligence and Security sector (April 2011-November 2015); Vice President, Advanced Programs within the Information Technology and Cybersecurity Solutions business unit (2009-2011); Director in a Cybersecurity business unit (2007-2009); and several management positions overseeing BAE’s technology deployment programs for intelligence community customers (2004-2007). Prior to joining BAE Systems, Ms. Palmer was a Department Manager at Northrop Grumman Corporation (2000-2004).

Sally Sullivan became CSRA’s Executive Vice President, Homeland Security Group on April 2, 2016. Previously she acted as CSRA’s Executive Vice President, Business Development from November, 30, 2015 to April 2, 2016. Prior to joining CSRA, Ms. Sullivan served as CSC’s Vice President of NPS Business Development and Strategy (2013-2015). Ms. Sullivan joined CSC from ManTech International Corporation, where she served as Executive Vice President of Corporate Affairs and Market Expansion (2009-2013). Ms. Sullivan has held senior leadership positions at Bechtel National (2008-2009), Northrop Grumman (2001-2007), and EDS (1980-1997). She has served on the boards of CharityWorks, The Father McKenna Center in Washington, D.C., The Country Day School in McLean, Virginia., and as Board Chair for The Fishing School.

George Batsakis became CSRA’s Chief Growth Officer on April 2, 2016. Previously he acted as CSRA’s Executive Vice President and General Manager, Defense Group from November 30, 2015 to April 2, 2016. Prior to joining CSRA, Mr. Batsakis served as executive vice president for SRA's National Security Group (2007-2015).

John Dancy joined CSRA as Chief Information Officer on November 30, 2015, and became Vice President, Chief Information Officer on April 2, 2016. Prior to joining CSRA, he served as director of Strategic Initiatives in CSC’s North American Public Sector Infrastructure Services Group (2013-2015). Mr. Dancy joined CSC from SRA International, where he served as vice president of Europe and Africa Operations (2010-2013). Before joining SRA International, Mr. Dancy progressed through several leadership roles at Northrop Grumman (1999-2010). Mr. Dancy has also held positions at Charlotte Pipe and Foundry and Royal Insurance (1988-1998).

Company Information

Our corporate website is http://www.csra.com. Information contained on our website is not part of this Annual Report on Form 10-K. Through the "Investor Relations" portion of our website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other relevant filings with the SEC and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at http://www.sec.gov.

Item 1A. Risk Factors
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this annual report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. This annual report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Relating to the CSRA Business
Contracts with the U.S. federal government and its prime contractors account for substantially all of our revenue and earnings. If our relationship with such agencies are harmed, our future revenue and operating results would decline.
We generated approximately 91.1% of our total revenues for the fiscal year ended April 1, 2016 from sales to the U.S. federal government either as a prime contractor or subcontractor to other contractors. We generated approximately 50.9% of our total revenues from the DoD (including all branches of the U.S. military) and Intelligence Community and approximately 40.2% of our total revenues from civilian agencies. We expect to continue to derive substantially all of our revenues from work performed under U.S. federal government contracts.

Accordingly, events that compromise our relationship with the U.S. government generally or any U.S. government agency that we serve could cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts and task orders, the strength of our professional reputation and compliance with applicable laws and regulations. In addition, the mishandling or the perception of mishandling of sensitive information, such as a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with our customers.

U.S. government spending and mission priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.

Because we derive a substantial portion of our revenue from contracts with the U.S. federal government, we believe that the success and development of our business will continue to depend on our successful participation in U.S. federal government contract programs. Changes in U.S. federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in U.S. federal government contracting policies could cause U.S. federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise contract options. Consequently, we closely monitor federal budget activities, legislative and contracting trends and activities, and we continue to take these factors into consideration when examining our business strategies.

We review continuously our operations in an attempt to identify those programs that could be at risk, which allows us to formulate appropriate contingency plans. We have experienced reduced funding for some of the programs we support, and may see further reductions in the future. While the U.S. federal government 2015 Bipartisan Budget Agreement set funding levels for both GFY 2016 and GFY 2017. Accordingly, we do not expect another threatened government shut down by Congress during this period. However, the U.S. federal government continues to face significant fiscal and economic challenges such as financial deficits and the debt ceiling limit, which could result in reduced funding for the programs that we service. In addition, the short-term funding stability afforded by the GFY 2015 Bipartisan Budget Agreement may not extend beyond GFY 2017. As a result, funding for the programs that we support in GFY 2018 and beyond remain uncertain, and any significant reduction in the budget for such programs could have a material adverse effect on our results and financial condition.

Our business could be adversely affected by delays caused by our competitors protesting major contracts awarded to us, resulting in delay of the initiation of work under such contracts.
Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed-price, cost reimbursement, and time-and-materials. Some contracts are ordering vehicles, including indefinite delivery/indefinite quantity and government-wide acquisition contracts such as General Services Administration (“GSA”) schedule contracts, and orders under these contracts include firm fixed-price, time-and-materials or cost reimbursable types. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. federal government has increasingly relied on contracts that are subject to a competitive bidding process, including indefinite delivery/indefinite quantity, GSA schedule and other multi-award contracts, which has resulted in greater competition, increased pricing pressure and a rise in the number of protests from unsuccessful bidders. It can take many months to resolve protests by one or more of our competitors of contract awards we receive. A bid protest may result in loss of contract or task order awarded to us. Even where we do not lose the awarded contract, the resulting delay in the startup of the work may cause actual results to differ materially and adversely from those anticipated.
Our U.S. government contracts may be terminated by the government at any time and our failure to replace any terminated could have a material adverse effect on our results of operation and financial condition.
We derive substantially all of our revenue from U.S. government contracts that typically span one or more base years and one or more option years. The option periods typically cover more than half of a contract’s potential duration. U.S. government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts for convenience could result in significant revenue shortfalls from those anticipated. Virtually all of our U.S. government contracts contain one of the FAR clauses for termination for convenience. If the government elects to exercise its right to terminate for conveniences, whether for all or a portion of a contract or task order, we would lose all of our expected revenues associated with the terminated work and we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. During the last five years, our government customers have terminated a contract or task order for convenience eight times resulting in an average loss of less than 1% per year of our total revenue during that period. The reasons for the convenience terminations included termination for convenience of the prime contractor because of reassigning work to another contractor due to organizational conflicts of interest (“OCI”); in-sourcing of work by the agency; a decision by the Executive Office of the President to restructure the corresponding government program; and loss of program funding by the agency customer. Separately, if the government terminates a contract due to our default, we may be unable to recover our incurred or committed costs, settlement expenses and profit on work completed prior to the termination, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. As is common with government contractors, we have experienced and continue to experience occasional performance issues under certain of our contracts. Depending upon the value of the matters affected, a performance problem that impacts our performance of a program or contract could have a material adverse effect on our operating results and financial condition.
Our markets are highly competitive, and our financial performance relies on our ability to compete and win new business. In addition, our current contracts are recompeted from time to time, and we are not assured of winning these recompetes. In these circumstances where we do not win those recompetes,and those lost contracts are not replaced, out operating results may differ materially and adversely from those anticipated.
The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, we may lose certain recompetes and not win enough new business to replace them, causing our revenue to decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend toward consolidation, which may result in the emergence of companies which are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.
U.S. federal government contracts contain numerous provisions that are unfavorable to us.
U.S. federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

•	cancel multi-year contracts and any related orders if the underlying funds for any subsequent year become unavailable;

•	claim rights in systems and software that we develop;

•	suspend or debar us from doing business with the U.S. federal government;

•	impose fines and penalties on us, and subject us to criminal prosecution;

•	control or prohibit the export of our data and technology; and

•	impose special handling and control requirements for controlled unclassified information.
Certain of our contracts also contain OCI clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that (1) make us unable or potentially unable to render impartial assistance or advice to the government; (2) impair or might impair our objectivity in performing contract work; or (3) provide us with an unfair competitive advantage. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to develop and install that system or supporting a prime contractor in doing so. We have divested lines of business in the past to avoid or mitigate OCIs and may do so again in the future. We continue to evaluate the OCI provisions in our contracts, including those of SRA, to determine the potential effects of those clauses on future business opportunities. An OCI clause that precludes our participation in or performance of a program or contract, combined with our inability to mitigate or avoid OCI related issues, could result in a lost business opportunity, which could, in turn, cause our operating results and financial condition to be adversely effected.

We are required to comply with numerous laws and regulations, some of which are complex, and our failure to comply could result in fines or civil or criminal penalties, or suspension or debarment, which could materially and adversely effect our results of operations.
As a U.S. government contractor, we must comply with laws and regulations relating to the formation, administration and performance of U.S. federal government contracts which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, and/or suspension or debarment from contracting with U.S. government agencies. Some significant statutes and regulations that affect us include:

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

•	the False Claims Act, which provides for substantial penalties for violations, including for submission of a false or fraudulent claim to the U.S. federal government for payment or approval; and

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under U.S. federal government contracts.
In addition, the U.S. government adopts new laws, rules, and regulations from time to time that could have a material impact on our results of operations. Further, if the U.S. government were to initiate suspension or debarment proceedings against us or if we are indicted for or convicted of illegal activities relating to our U.S. government contracts following an audit, review, or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts.
More generally, increases in scrutiny and investigations from government organizations, legislative bodies or agencies into business practices and major programs supported by contractors may lead to increased legal costs and may harm our reputation, profitability, growth prospects and impair our ability to recruit and retain employees.
Our business is subject to reviews, audits and cost adjustments by the U.S. federal government which, if resolved unfavorably, could adversely affect our profitability, cash position or growth prospects.
U.S. federal government agencies, including the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency (“DCMA”) and others, routinely audit or review our performance on government contracts, indirect rates and pricing practices, as well as compliance with applicable contracting and procurement laws, regulations and standards. These agencies also review the adequacy of our compliance with government standards with respect to our business systems, including our accounting systems, earned value management systems, estimating systems, materials management and accounting systems, property management systems and purchasing systems.
Both contractors and the U.S. federal government agencies conducting these audits and reviews have come under increased scrutiny. As a result, the scope of these audits has increased, and they have become more rigorous, thereby increasing the likelihood of an audit or review resulting in an adverse outcome.

During the course of its audits, the DCAA has made unfavorable findings and recommendations with regard to the qualifications of certain of our employees and subcontractors for contract labor categories that were charged under contracts. In addition, the DCAA has concluded that certain costs that we had deemed to be allowable under the FAR cost principles were unallowable. We have vigorously disputed many of the DCAA’s findings over the years and have negotiated settlements with the DCAA in certain instances, while other disputes remain outstanding. We expect that the DCAA will continue to rigorously audit us and there will be disputed findings.
A finding of significant control deficiencies in our system audits or other reviews can result in decreased billing rates to our U.S. federal government customers until the control deficiencies are corrected and our corrections are accepted by the DCMA. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. The receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems from the responsible U.S. federal government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. federal government imposing penalties and sanctions against us, including the withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. federal government. Most of our subcontractors are subject to these same regulatory requirements. As a prime contractor, we may incur additional costs or our ability to invoice and receive timely payment on contracts may be affected if a subcontractor does not comply with these regulations and its lack of compliance affects our performance under a prime contract.

Indirect cost audits by DCAA of our former parent company, CSC, have not been completed for fiscal 2004 and subsequent fiscal years. Accordingly, we have not been able to negotiate final indirect rates since that time. Although CSRA has recorded contract revenues subsequent to fiscal 2003 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits, negotiations and adjustments, if any. If such future adjustments exceed our estimates, our profitability would be adversely affected. In addition, the DCAA has not completed audits of SRA’s incurred cost submissions for fiscal 2009 and subsequent fiscal years. Accordingly, we have not been able to negotiate final indirect rates since that time. SRA has recorded financial results subsequent to fiscal 2008 based upon costs that SRA believes will be approved upon final audit or review. If incurred cost audits result in adverse findings that exceed SRA’s estimates, it would have an adverse effect on our financial position, results of operations or cash flows.
Our state and local government contracts are also subject to audits and reviews by state and local government agencies including state comptrollers and inspector generals. Where federal funds are used by a state to fund all or part of a contract we perform, the state and CSRA may be subject to audit by a U.S. federal government agency or the Government Accountability Office.
If our customers request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.
We may perform work for the U.S. federal government and state governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming, and successful collection is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse effect on our profitability.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers, adversely affect our ability to win new contracts and customers and could have a significant adverse impact on our business and reputation.
Misconduct may include fraud or other improper activities, such as falsifying time or other records and violations of laws and regulations, including anti-corruption laws. Other examples could include the failure to comply with our Code of Business Conduct, policies and procedures or with federal, state or local government procurement regulations, rules regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, international trade controls (particularly the International Traffic in Arms Regulations), lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all types of misconduct and, as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business and our future results.
Internal system or service failures, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our customers, which could damage our reputation and have a material adverse effect on our business and results of operations.
We create, deploy, and maintain IT and engineering systems, and provide services that are often critical to our customers’ missions, some of which involve sensitive information and may be conducted in war zones or other hazardous environments. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer malware and attacks by computer hackers or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those generally common to businesses to those that are more advanced and persistent, which may target us because we hold controlled unclassified, classified or other sensitive information. As a result, we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, and cyber terrorists. We have been the target of these types of attacks in the past and future attacks are likely to occur. Threat incidents identified to date have not resulted in a material adverse effect on us or our business operations. Our security measures are designed to identify and protect against security breaches and cyber-attacks; however, if successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of customer or proprietary data, interruptions or delays in our customers’ businesses and damage to our reputation. In addition, the failure or disruption of our systems, communications or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our customers’ sensitive information may be released thereby causing significant negative impacts to our reputation and could expose us or our customers to liability.
To the extent that our systems, services or other applications have significant defects or errors, are successfully attacked by cyber and other security threats, suffer delivery delays, or otherwise fail to meet our customers’ security expectations, we may:

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

•
suffer claims by customers or affected third parties for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of customer or third-party information; or

•	lose our ability to perform and pursue classified work or experience a suspension of our export privileges.
In addition to any costs resulting from contract performance or required corrective action, these failures may generate increased costs or loss of revenue if our customers choose to postpone or cancel previously scheduled work or decide not to renew any of our existing contracts.
Certain of the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies and techniques that we utilize or develop may raise potential liabilities related to legal compliance, intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified. Further, our errors and omissions insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our customer relationships. In certain new business areas, we may not be able to obtain sufficient insurance and may decide not to accept or solicit business in these areas.
As a contractor supporting national security customers, we are also subject to regulatory compliance requirements under the Defense Federal Acquisition Regulation Supplement and other federal regulations requiring that our networks and IT systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-171. Failure to comply with the security control requirements could also result in our ineligibility to bid for certain agency contracts, which would have a material adverse effect on our business and financial results.
We are subject to risks associated with operating internationally.
Our foreign business operations, which we conduct in support of our U.S. federal government customers, are subject to a variety of risks associated with conducting business internationally, including:

•	Changes in or interpretations of laws or policies that may adversely affect the performance of our services;

•	Political instability in foreign countries;

•	Fluctuations in foreign currencies to the U.S. Dollar;

•	Imposition of inconsistent or contradictory laws or regulations;

•	Reliance on the U.S. or other governments to authorize us to export products, technology and services;

•	Conducting business in places where laws, business practices, and customs are unfamiliar or unknown; and

•	Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures.
In addition, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. If we were to fail to comply with the FCPA, other anti-corruption laws, applicable import-export control regulations, or other applicable rules and regulations, we could be subject to substantial civil and criminal penalties, including fines for our company and incarceration for responsible employees and managers, suspension or debarment, and the possible loss of export or import privileges which could have a material adverse effect on our business and results of operations.
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

We may fail to obtain and maintain necessary security clearances which may adversely affect our ability to perform on certain contracts.
Many U.S. government programs require contractor employees and facilities to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts, as well as lose existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.
In addition, the competition for qualified personnel who possess security clearances is very strong in certain public sector markets. Accordingly, if we are unable to hire sufficient qualified and cleared personnel to meet contractual commitments, a contract could be terminated for non-performance. Under either circumstance, such termination, depending on the contract value, could have a material adverse effect on our consolidated and combined financial position, results of operations and cash flows.
We have contracts with the U.S. federal government that are classified which may limit investor insight into portions of our business.
Over the last three fiscal years, an average of 13.8% of our revenues was derived from classified programs with the U.S. federal government that are subject to security restrictions that preclude the dissemination of information that is classified for national security purposes. Because we are limited in our ability to provide information about these classified programs, the various risks associated with these contracts or services or any disputes or claims relating to such programs or services you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.

Our failure to attract and retain qualified employees, including our senior management team, could adversely affect our business.
We believe that the future success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management and the continued development of new members of senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with our clients are important to our business and our ability to identify new business opportunities.
Our success also depends to a substantial degree on our ability to recruit and retain the technically-skilled personnel we need to serve our customers effectively. Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the IT services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions, particularly those with government security clearances, and they are likely to remain a limited resource for the foreseeable future. Moreover, recruiting and training these personnel require substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business and cause our actual results to differ materially and adversely from those anticipated.
Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.
The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and more well-known than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, our market share may decrease, thereby causing our revenues to decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or strategic alliances among our competitors may emerge and compete more effectively than we can. We also believe that there is an industry trend toward consolidation, which may result in the emergence of companies that are better able to compete against us. If we lose business to our competitors or suffer employee departures, our revenue and our operating profits could decline. In addition, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us, which could have a material adverse effect on our revenue and profitability.

In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages and equitable relief.
The solutions we provide to our customers may inadvertently infringe on the intellectual property rights of third parties resulting in claims for damages and equitable relief against us or our customers. Customer agreements can require a solution provider to indemnify the customer for infringement. Under the FAR, the government can require a contractor to indemnify it for infringement. The expense and time of defending against these claims may have a material and adverse impact on our profitability. Additionally, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new business. We will not be entitled to indemnification from CSC in connection with most intellectual property we license from CSC if the use by us of that intellectual property infringes the rights of third parties, other than certain software and process improvements we license in connection with the annual maintenance fee we pay to CSC.

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
Our business carefully maintains a combination of patents, trade secrets, trademarks, trade names, copyrights and proprietary rights, as well as contractual arrangements, including licenses, to protect our intellectual property. Our intellectual property rights are important to our continued success and our competitive position. See Part II—Item 8—Note 2—Related Party Transactions and Corporate Allocations. Under the Intellectual Property Matters Agreement we entered into with CSC, CSC is entitled to enforce certain intellectual property rights licensed to us. If CSC fails to enforce those rights or enforces them in a way that is not advantageous to us, the value to us of that intellectual property may be diminished. Any impairment of our intellectual property, including due to changes in U.S. and worldwide intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our business, financial condition and results of operations.
We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.
As of April 1, 2016, the total backlog of CSRA was $15.1 billion, which included $2.9 billion in funded backlog. We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Reasons why backlog may not be realized as revenue may not become fully known. Customers may not fully or accurately describe reasons why backlog is not realized. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.
Our earnings and profitability may be adversely affected based on the mix of our contracts and by our failure to accurately accurately estimate or manage costs, time and resources for our contracts.
We generate revenues under various types of contracts, which include cost reimbursement, time-and-materials, fixed-price-level-of-effort and firm fixed-price contracts. Each of these types of contracts, to varying degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract and adversely affect our operating results.

Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher margin opportunities because we receive the benefits of any cost savings, but involve greater financial risk because we bear the impact of any cost overruns. The U.S. government has generally indicated that it intends to increase its use of fixed price contract procurements. Because we assume the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.
Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the U.S. government on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation, including recent rules under the Bipartisan Budget Act of 2013 that substantially decreased the level of allowable compensation cost for executive-level employees and further applied the newly reduced limitation to all employees. In addition, there is an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation.
Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain allowable expenses. We assume financial risk on time-and-materials contracts because our costs of performance may exceed these negotiated hourly rates.

Additionally, our profits could be adversely affected if our cost estimates on ongoing contracts are not accurate or managed properly and costs under any future contracts exceed the assumptions we used in bidding for the contract. We may underestimate the costs and resources necessary to fulfill the contract, including any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, could make our contracts less profitable than expected or unprofitable and have an adverse effect on our financial results.

Adverse judgments or settlements in legal disputes could result in materially adverse monetary damages or injunctive relief and damage our reputation.
As noted in Part I—Item 3—Legal Proceedings and Note 22—Commitments and Contingencies to the Consolidated and Combined Financial Statements of CSRA, we are currently party to a number of disputes which are currently being litigated or may be litigated in the future. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other claims described under the “Item 3. Legal Proceedings” are subject to future developments and management’s view of these matters may change in the future.
As part of our overall strategy, we may make acquisitions or divestitures, which involve inherent risks and uncertainties.
As part of our overall strategy, we may make acquisitions, which involve inherent risks and uncertainties, including:

•	difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, including the integration of new employees;

•	creation of OCIs that limit our ability to compete for or perform under certain contracts;

•	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

•	the potential loss of key employees of our or the acquired businesses;

•	the potential diversion of senior management’s attention from our operations;

•	integrating financial reporting and internal control systems;

•	the difficulty in expanding IT systems and other business processes to incorporate the acquired businesses;

•	potential future impairments of goodwill associated with the acquired businesses; and

•	in some cases, the potential for increased regulation.
To the extent that an acquired business fails to operate as anticipated, cannot be successfully integrated with our existing business, or one or more of the other risks and uncertainties identified occur in connection with our acquisitions, our business, results of operations and financial condition could be adversely affected. Similarly, we could make divestitures which could involve inherent risks or uncertainties, including loss of past performance qualifications for future bid opportunities.
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
A material change to our capital structure or a downgrade of our credit ratings may affect our borrowing costs, our ability to raise additional capital for future needs, and our competitiveness.
We believe that we currently maintain a strong capital structure. However, there is no assurance that we will be able to continue to maintain a healthy capital structure. Even if we were able to utilize our current structure, there is no assurance that our credit ratings would reflect that structure given that our credit ratings are determined by credit rating agencies from their own independent review, assessment and information sources. Moreover, credit ratings are subject to revision, suspension or withdrawal by one or more rating agencies at any time and rating agencies may review and revise our credit ratings due to developments that are beyond our control.

Any adverse change in our capital structure or a downgrade of any our credit ratings would result in higher borrowing costs, limited access to capital markets and would likely result in a decline in the market price for our common stock. Since lenders and our customers use credit ratings to assess our financial viability, any ratings downgrade would also adversely effect how we are perceived among lenders and our customers, which may result in increased costs associated with procuring surety bonds in connection with certain of our contracts. Any of these events would have a material adverse effect on our results of operations and financial condition.
We could suffer losses due to asset impairment charges.
We test our goodwill for impairment during the second quarter of every year and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment could result and we may be required to record a non-cash charge on our income statement.
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
We rely on CSC and other third parties for information that we use for our external financial reporting.
Following the Spin-Off, we continue to rely on information we receive from CSC to make certain calculations that are important to our external financial reporting. For instance, we rely on CSC to supply us with the number of CSRA options held by CSC employees who had options to purchase both CSC shares and CSRA shares, which we use, among other things, in calculating our diluted earnings per share. We also rely on CSC for other information, including certain historical tax assets and liabilities and cash balances for pass-through payments made by certain customers and third parties to CSC accounts. We have limited control over the quality, accuracy and timeliness of the information we receive from CSC. The failure by CSC to provide us with completely accurate information or to provide such information on an timely basis could have an adverse effect on our financial information.
We also rely on the information received from unrelated third party service organizations who make certain calculations that are important to our external financial reporting. For example, we rely on unrelated third party service organizations to supply us with calculations and reports that support our accounting and reporting of share based payment plans, as well as our pension and other postretirement plans. We obtain various reports from these organizations that communicate information on their controls and systems that are used to generate this information. Those reports also include an opinion from a service auditor opining on the fairness of the service organization’s depiction of its control system at specified date, as well as the efficacy of the service organization’s controls and objectives throughout a specified period. While reliance on these reports are an important part of management’s internal control over financial reporting, we may not always have adequate, accurate, or timely information related to internal control failures occurring at these organizations, and we may be unable to meet our reporting obligations as a publicly traded company.

We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls over financial reporting.

The rules of the SEC provide for a transition period before newly public companies are required to provide a report of management’s assessment regarding internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or an attestation report of the company’s registered public accounting firm. Nevertheless, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of inherent limitations, our management does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. If we are unable to conclude that we have effective internal control over financial reporting we may be exposed to negative publicity. The resulting negative publicity may materially and adversely affect our business and stock price. Also, once we are required under SEC rules to provide management’s assessment regarding internal control over financial reporting, projections of any evaluation of effectiveness in such assessment to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Upon the expiry of the SEC permitted transition period for a newly public company to be in full compliance with Section 404, our independent registered public accounting firm will be required to furnish an annual attestation report on our internal control over financial reporting and, to the extent it is unable to report that we have maintained, in all material respects, effective control over financial reporting as of the last day of the fiscal year end, that may also expose us to negative publicity affecting our business and stock price.
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
Our future funding requirements for our U.S. defined benefit pension plans depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected, assuming other factors are held constant.
In connection with the Spin-Off, we assumed most obligations under substantially all of CSC’s material U.S. domestic defined benefit pension plans, including various supplemental executive retirement plans and substantial assets and liabilities in respect of pension obligations to current and former CSC employees who are not our current or former employees. The Pension Benefit Guaranty Corporation (“PBGC”) is a federal agency created by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to protect pension benefits in private-sector defined benefit plans. The PBGC is funded by insurance premiums paid by companies that sponsor defined benefit pension plans. If a defined benefit plan is terminated without sufficient funding to pay all the promised benefits, the PBGC's insurance program pays the promised benefits for the covered plan, up to limits set by law. As part of its risk monitoring practices, the PBGC analyzes long-run loss scenarios associated with corporate spin-offs and other transactions to ensure that covered plans do not incur unreasonable additional risk from such corporate transactions. The PBGC conducted an analysis of our defined benefit pension plans in relation to the Spin-Off.

In connection with the Spin-Off, CSRA became the contributing sponsor and administrator of the Computer Sciences Corporation Employee Pension Plan, which was renamed the CSRA Inc. Employee Pension Plan (the “Plan”). On November 25, 2015, CSC and CSRA entered into an agreement with the PBGC (the “PBGC Agreement”). Under the PBGC Agreement, the PBGC has agreed to close its investigation and CSRA has agreed to contribute to the Plan: (1) $50 million on or before August 31, 2018 (the “First Additional Contingent Payment”) and (2) $50 million on or before the last day of CSRA’s fiscal year 2019 (the “Second Additional Contingent Payment” and collectively with the First Additional Contingent Payment, the “Contingent Payments”), in addition to any other contributions required by law, unless certain conditions are met as described below.

CSRA will not be required to contribute the First Additional Contingent Payment if:

(1)	prior to or as of the last day of CSRA’s 2018 fiscal year, CSRA’s consolidated total net leverage ratio as defined in the PBGC Agreement is 2.75 to 1 or lower; or

(2)	at any time prior to August 31, 2018, CSRA has met any two of the following three requirements:
▪a corporate credit rating higher than BB+ from Standard and Poor’s Ratings Services, Inc.;
▪a corporate family rating higher than Ba1 from Moody’s Investor Services, Inc.; or
▪a corporate credit rating higher than BB+ from Fitch Ratings, Inc.
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
We also have obligations to provide certain healthcare and life insurance benefits to eligible retirees. The impact of these plans on our GAAP earnings may be volatile in that the amount of expense we record for our pension and other postretirement benefit plans may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions that will impact our annual remeasurement “mark-to-market,” or under immediate recognition, accounting results, including interest rates, realized investment returns, and other actuarial assumptions including participant longevity (also known as mortality) estimates. Changes in these factors may also affect our required plan funding, cash flow and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts may be subject to changes caused by legislative or regulatory actions. Prior to the Spin-off and Merger transactions, CSC took actions over the last few years to mitigate the volatility the defined benefit pension plans may have on our earnings and cash flows, including amendments made in 2009 to certain of our defined benefit pension plans to freeze pension accrual benefits, making discretionary contributions from proceeds from the sale of businesses, diversifying our investment asset allocation strategies, and liquidating liabilities via lump sum settlements. In addition, CSC implemented heath care insurance exchanges during fiscal 2015 to improve local medical care and to reduce our costs in providing retiree medical benefits and other post-employment benefits and, where possible, eliminated future financial impact on us from inflation in retiree medical care costs. However, the impact of these actions may be less than anticipated or may be offset by other pension and other postretirement benefits cost increases due to factors such as changes in actuarial assumptions, reduced investment returns, or changes in discount rates.
Changes in our tax rates could affect our future results.
Our future effective tax rates could be affected by changes in the valuation of deferred tax assets and liabilities or by changes in tax laws or their interpretation. We are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

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
We have substantial indebtedness and we may increase our indebtedness in the future. As of April 1, 2016, our term loan and revolving line of credit debt was approximately $2.8 billion and a net pension liability of approximately $0.6 billion.
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

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise, pay cash dividends or repurchase our common stock;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest and the risk is not hedged through one or more swap transactions;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a potential disadvantage compared to our competitors that have less debt.
Our ability to make scheduled payments on and to refinance our indebtedness will depend on and be subject to our future financial and operating performance, which in turn is affected by general economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or to borrow funds in an amount sufficient to enable us to make payments on our debt, to refinance our debt or to fund our other needs. If we were unable to make payments on or refinance our debt or obtain new financing, under these circumstances we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The terms of debt agreements that we entered into in connection with the Spin-Off and Mergers and market or business conditions may limit our ability to take some or all of these actions. In addition, if we incur additional debt, the related risks described above could be exacerbated.

The agreements governing our indebtedness contain restrictive covenants, which restrict our operational flexibility.
The agreements governing our indebtedness contain restrictions and limitations on: our ability to engage in activities that may be in our long-term best interests, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in our fiscal year and limitations on conduct of business.
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
CSRA was in compliance with all financial covenants associated with its borrowings as of April 1, 2016.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
We fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and new sources of capital, including additional financing. Our ability to obtain future financing will depend, among other things, on our financial condition and results of operations as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. There can be no assurance that, as a new independent public company, we will have sufficient access to the capital markets on terms that we will we find acceptable.

SRA’s income tax returns are subject to audit in various jurisdictions and its fiscal year 2011 U.S. federal income tax returns are currently under audit.
SRA’s income tax returns are subject to review and audit in the United States and other jurisdictions with varying statutes of limitations. SRA has not recognized the benefit of income tax positions that we believe would be more-likely-than-not disallowed upon challenge by a tax authority. If any tax authority successfully challenges SRA’s tax positions, our effective tax rate on our earnings could increase substantially, and our earnings and cash flows from operations could be materially adversely affected.
Periods for SRA’s fiscal years ended after July 1, 2010 generally remain subject to examination by federal and state tax authorities. In foreign jurisdictions, tax years after 2010 may remain subject to examination by tax authorities. SRA’s consolidated U.S. federal income tax return for the fiscal year ended June 30, 2011 is currently under audit by the IRS. SRA has been notified that the IRS contests a significant deduction taken during that period, which SRA plans to defend vigorously. Nonetheless, if the IRS were to challenge SRA’s prior tax positions and SRA is unsuccessful in defending them, we may be required to pay taxes for prior periods, interest, fines or penalties, or be obligated to pay increased taxes in the future, any of which could have a material adverse effect on our business, financial condition, and results of operations.
SRA has obtained insurance for certain taxes, interest, penalties and defense costs attributable to certain deductions taken by SRA that are contested by the IRS.

Risks Relating to Recent Transactions
The recent Spin-Off could result in a significant tax liability to CSC and its stockholders.
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
If the Distribution were determined not to qualify for tax-free treatment, U.S. Holders could be subject to tax. In this case, each U.S. Holder who received our common stock in the Distribution would generally be treated as receiving a distribution in an amount equal to the fair market value of our common stock received, which would generally result in (1) a taxable dividend to the U.S. Holder to the extent of that U.S. Holder’s pro rata share of CSC’s current and accumulated earnings and profits; (2) a reduction in the U.S. Holder’s basis (but not below zero) in CSC common stock to the extent the amount received exceeds the stockholder’s share of CSC’s earnings and profits; and (3) a taxable gain from the exchange of CSC common stock to the extent the amount received exceeds the sum of the U.S. Holder’s share of CSC’s earnings and profits and the U.S. Holder’s basis in its CSC common stock.
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
If, due to any of the representations being untrue or covenants being breached, it were determined that the Distribution did not qualify for tax-free treatment under Section 355 of the Code, we could be required to indemnify CSC for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.
In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to CSC, but not to stockholders, for U.S. federal income tax purposes, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the period beginning two years before the date of the Distribution through two years after the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to CSC due to such a 50% or greater change in ownership of our stock, CSC would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the Distribution, and we generally would be required to indemnify CSC for the tax on such gain and related expenses. Any such indemnification obligation could materially adversely affect our financial condition. See Part II—Item 8 and Note 2—Related Party Transactions and Corporate Allocations—Transition Agreements and Exhibit 10.1 to this annual report on Form 10-K.

We agreed to numerous restrictions to preserve the tax-free treatment of the Distribution, which may reduce our strategic and operating flexibility.
We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses, equity issuances or repurchases or other transactions that may maximize the value of our business and might discourage or delay a strategic transaction that our stockholders may consider favorable. See Part II—Item 8 and Note 2—Related Party Transactions and Corporate Allocations—Transition Agreements and Exhibit 10.1 to this annual report on Form 10-K.
Our ability to expand our business beyond U.S. federal and certain state and local government customers may be constrained.
Our Intellectual Property Matters Agreement with CSC restricts our ability to use certain intellectual property to sell our services to customers other than our existing customer base (i.e., U.S. federal and certain state and local government customers) for a period after the Distribution. In addition, under our Non-U.S. Agency Agreement, we have appointed CSC as our exclusive agent outside the United States with regard to certain non-U.S. customers, subject to some exceptions, for a period after the Distribution, and we have agreed not to solicit certain state and local government customers for a period after the Distribution. While we have no current plans to expand our existing business in ways that would require us to engage in business beyond the scope of the rights to intellectual property we currently have, we are unable to engage in business activities outside the scope of that license until the expiration of those restrictions unless we develop or acquire new intellectual property. See Part II—Item 8 and Note 2—Related Party Transactions and Corporate Allocations—Transition Agreements—Tax Matters Agreement and Exhibit 10.1 to this annual report on Form 10-K.
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
We derived the Computer Sciences GS historical financial information included in this annual report on Form 10-K from CSC’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent publicly-traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

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

•
As part of the Spin-Off, we recently entered into agreements with CSC that did not exist prior to the Spin-Off, which will cause us to incur new costs. See Part II—Item 8 and Note 2—Related Party Transactions and Corporate Allocations—Transition Agreements.

•
Our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from CSC, including changes in our cost structure, personnel needs, tax profile, financing and business operations. As part of CSC, we enjoyed certain benefits from CSC’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments. We may be unable to purchase goods, services and technologies, such as insurance and healthcare benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of CSC prior to the Spin-Off.

Following the recent Spin-Off, we are also responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. Therefore, our financial statements may not be indicative of our future performance as an independent publicly-traded company. While we were profitable as part of CSC, we cannot assure you that our profits will continue at a similar level as an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA and Part II—Item 8—Financial Statements and Supplementary Data and our historical financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.
Our and SRA’s historical and pro forma financial data are not necessarily representative of the results the combined company would have achieved and may not be a reliable indicator of the combined company’s future results.
Our and SRA’s historical and pro forma financial data included in this annual report on Form 10-K may not reflect what our and SRA’s results of operations and financial position would have been had we been a combined company, and publicly traded, during the periods presented, or what the combined company’s results of operations, financial condition and cash flows will be in the future. In addition, the pro forma financial data we have included in this annual report on Form 10-K are based in part upon a number of estimates and assumptions. These estimates and assumptions may prove not to be accurate, and accordingly, our pro forma financial data should not be assumed to be indicative of what our financial condition or results of operations actually would have been as a combined company and may not be a reliable indicator of what our financial condition or results of operations actually may be in the future.
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

state and local government customers, on a perpetual, royalty-free, non-assignable basis. In addition, an annual net maintenance fee is due to CSC of $30 million for each of the five years following the Distribution plus certain additional maintenance fees if we exceed certain revenue thresholds in order to receive certain maintenance services including the right to updates, patches and new versions that are made generally available to CSC customers during that period that relate to the software products and workflow and design methodologies that are covered by the license. Under U.S. federal government cost accounting rules, it is possible that a portion of the annual maintenance fee we will pay to CSC may not be an allowable or allocable cost. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between CSC and us. We may have received better terms from third parties because third parties may have competed with each other to win our business.
Certain of our directors and officers may have actual or potential conflicts of interest because of their previous or continuing positions at CSC.
Because of their current or former positions with CSC, certain of our directors and officers own CSC common stock and equity awards. Even though our Board of Directors consists of a majority of directors who are independent, some of our directors continue to have a financial interest in CSC common stock and equity awards. In addition, Mr. Lawrie, who is Chairman of our Board, is the Chairman of the board of directors of CSC and is its Chief Executive Officer. Continuing ownership of CSC common stock and equity awards, or service as a director at both companies could create, or appear to create, potential conflicts of interest if we have disagreements with CSC about the contracts between us that continue or face decisions that could have different implications for us and CSC.
The integration of the Computer Sciences GS Business with the SRA business following the recent Spin-Off and the Mergers may present significant challenges.
Following the Mergers, we have significantly more sales, assets and employees than the Computer Sciences GS Business had prior to the consummation of the Mergers. Our management is required to devote a significant amount of time and attention to the process of integrating the operations of Computer Sciences GS and SRA.
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
The difficulty and management involvement, including the factors described above, may be more challenging because they come as CSRA is operating as an independent company for the first time. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the businesses of CSRA, including SRA, and may require us to incur substantial out-of-pocket costs. Members of our senior management are required to devote considerable amounts of time and attention to this integration process, which decreases the time they have to manage our businesses, service existing customers, attract new customers and develop new services or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities, including activities associated with the establishment of CSRA as an independent company, are interrupted as a result of the integration process, the businesses of CSRA, including SRA, could suffer. We cannot assure you that CSRA will successfully or cost-effectively integrate the Computer Sciences GS Business and SRA business. The failure to do so could have a material adverse effect on the financial condition and results of operations of CSRA.
Risks Relating to Our Common Stock and the Securities Market
Our stock has had relatively limited trading history, and our stock price may fluctuate significantly.

There was no public market for our common stock prior to the Spin-Off. CSRA and SRA stockholders who received shares of our common stock may sell those shares in the public market, given a different business profile and market capitalization as an independent company. These shares are also eligible for resale in the public market without registration subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. The sales of significant amounts of our common stock or the perception in the market that this will occur may decrease the market price of our common stock. In addition, some potential investors may await a more established pattern of financial performance as a public company before investing in the company.
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

We cannot assure investors that we will pay dividends on our common stock, and our indebtedness may limit our ability to pay dividends on our common stock.
On November 30, 2015, CSRA announced that its Board had declared a first quarterly cash dividend of $0.10 per share. This dividend was paid on January 26, 2016 to CSRA stockholders of record at the close of business on January 5, 2016. On March 15, 2016, CSRA announced that its Board had declared a quarterly dividend of $0.10 per share. The dividend was paid on April 29, 2016 to CSRA stockholders of record at the close of business on April 5, 2016. We currently anticipate continuing to pay quarterly cash dividends on our common stock. Notwithstanding the current expectations for CSRA’s dividend policy, the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board. Our Board’s decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend, and there can be no assurance that, in the future, the combined annual dividends paid on CSC common stock, if any, and our common stock, if any, after the Spin-Off will equal the annual dividends on CSC common stock prior to the Spin-Off.
Investor ownership as a percentage in CSRA may be diluted in the future.
Investor ownership as a percentage in CSRA may be diluted in the future because of equity awards that we expect to grant to our directors, officers and other employees. Prior to completion of the Spin-Off, CSC’s Board of Directors approved an incentive plan that provides for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.
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
Several provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Nevada law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:

•
permit us to issue blank check preferred stock with voting, conversion and exchange rights that could negatively affect the voting power or other rights of our common stockholders, and the Board could take that action without stockholder approval. The issuance of our preferred stock could delay or prevent a change of control of CSRA;

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
These and other provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Nevada law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of CSRA, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. See Exhibits 3.1 and 3.2 to this annual report on Form 10-K for more information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
As of April 1, 2016, we conducted our operations in approximately 130 locations occupying approximately 3.5 million square feet. Our major locations are in the District of Columbia, Maryland and Virginia, where we occupy approximately 2.1 million square feet, collectively. We have other significant facilities located in North Carolina, New Jersey and New York, where we occupy approximately 315,000, 228,000 and 211,000 square feet, respectively.
In addition, we operate from facilities in the states of Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Massachusetts, Minnesota, Nebraska, Ohio, Oklahoma, South Carolina, Texas and West Virginia and in the countries of Afghanistan, Argentina, Brazil, Colombia, Dominican Republic, Ethiopia, Guyana, Haiti, Jamaica, Mexico, and Trinidad and Tobago. We consider our facilities to be well-maintained and adequate to meet our current and projected needs.
We currently share space at several locations with other businesses of CSC. We own approximately 150,000 square feet in Daleville, Alabama and 275,000 square feet in Falls Church, Virginia and lease approximately 3.1 million square feet at approximately 130 locations pursuant to leases which were assigned to us by CSC. At four of these locations, in Falls Church, Virginia; El Segundo, California; Sterling, Virginia and Hanover, Maryland, we are co-located with CSC, in appropriately segregated space, pursuant to lease or sublease arrangements between CSC and us.

Following is a summary of properties we own or lease.
Properties Owned	Approximate Square Footage	General Usage
Daleville, Alabama	150,000	General Office
Falls Church, Virginia	275,000	Corporate Headquarters

Properties Leased	Approximate Square Footage	General Usage
Alabama	56,000	General Office
Arizona	6,000	General Office
California	161,000	General Office
Colorado	5,000	General Office
District of Columbia	242,000	Computer and General Office
Florida	27,000	General Office
Georgia	23,000	General Office
Hawaii	3,000	General Office
Illinois	25,000	General Office
Indiana	3,000	General Office
Iowa	4,000	General Office

Kentucky	34,000	General Office
Louisiana	46,000	Computer and General Office
Massachusetts	8,000	General Office
Maryland	833,000	Computer and General Office
Minnesota	2,000	General Office
Missouri	1,000	General Office
North Carolina	315,000	Computer and General Office
Nebraska	6,000	General Office
New Jersey	228,000	General Office
New York	211,000	General Office
Ohio	26,000	General Office
Oklahoma	1,000	General Office
South Carolina	14,000	General Office
Tennessee	4,000	General Office
Texas	76,000	Computer and General Office
Virginia	725,000	Computer and General Office
West Virginia	15,000	General Office
Guyana	2,000	Consular/Visa Services
Haiti	3,000	Consular/Visa Services
Jamaica	2,000	Consular/Visa Services
Trinidad and Tobago	2,000	Consular/Visa Services
Total Leased Properties	3,109,000

Item 3. Legal Proceedings

The information required by this Item is set forth in Note 22 — Commitments and Contingencies, to the audited Consolidated and Combined Financial Statements under the caption “Contingencies,” contained in Part II Item 8 of this Annual Report on Form 10-K. Such information is incorporated herein by reference and made a part hereof.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Common stock of CSRA is listed and traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CSRA.” Our common stock started “regular-way” trading on the NYSE on November 30, 2015. Prior to November 30, 2015, there was no public market for our common stock. Our common stock was traded on a “when-issued” basis starting on November 16, 2015.

The following table sets forth, for the periods indicated, the high and low closing prices of our shares as reported by the NYSE since November 30, 2015, the date that our common stock began “regular-way” trading on the NYSE.

Fiscal Quarter	Fiscal 2016
	High	Low
Third Quarter (November 30, 2015 through January 1, 2016)	$31.51	$26.67
Fourth Quarter (January 2, 2016 through April 1, 2016)	$29.18	$22.34

Stockholders

As of May 23, 2016, there were 5,774 stockholders of record of CSRA’s common stock.

Dividends

Promptly following the Distribution, holders of CSC common stock who were entitled to receive shares of CSRA in the Distribution received a special dividend totaling approximately $10.50 per share in the aggregate in cash (of which $8.25 per share was paid by us and $2.25 per share was paid by CSC) (the “Special Dividend”). The portion of the Special Dividend paid by CSC was funded by a note payable to CSC that we repaid with the incurrence of additional indebtedness as described in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA. On November 30, 2015, CSRA announced that its Board had declared a first quarterly cash dividend of $0.10 per share. This dividend was paid on January 26, 2016 to CSRA stockholders of record at the close of business on January 5, 2016. On March 15, 2016, CSRA announced that its Board had declared a quarterly dividend of $0.10 per share.  The dividend was paid on April 29, 2016 to CSRA stockholders of record at the close of business on April 5, 2016. Accordingly, since our separation from CSC, we have declared a total of $8.45 in dividends to shareholders.

We expect to return excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid. Our share repurchase program and the declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things. In addition, our ability to declare and pay future dividends on our stock may be restricted by the provisions of Nevada law and covenants in our credit facility.

Purchases of Equity Securities

The following table presents repurchases of our common stock on a monthly basis during the quarter ended April 1, 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2, 2016-February 1, 2016	458,007	$28.75	458,007	$350,000
February 2, 2016-March 1, 2016	—	—	—	350,000
March 2, 2016-April 1, 2016	—	—	—	350,000
Total	458,007	$28.75	458,007	$350,000

(1) On November 30, 2015, the Board authorized the Share Repurchase Program, pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. The Share Repurchase Program does not obligate CSRA to purchase any shares, and expires on March 31, 2019. As of April 1, 2016, CSRA repurchased 1,768,129 shares of common stock through open market purchases for an aggregate consideration of $50 million, and remained authorized to repurchase $350 million of common stock under the program.

Performance Graph

The following graph compares the cumulative total return on CSRA’s common stock from November 30, 2015, when “regular way” trading in CSRA’s common stock began on the NYSE, through April 1, 2016, with the comparable cumulative total return on the Standard & Poor’s 500 Stock Index and an index of our most comparable pure-play government services peers, including Booz Allen Hamilton, CACI, Engility, Leidos, ManTech, and SAIC. The graph assumes that $100 was invested in CSRA common stock and each index on November 30, 2015 and the reinvestment of all quarterly cash dividends paid. The stock price performance on the following graph is not necessarily indicative of future price performance.

Indexed Return
(11/16/2015 to 4/1/2016)
CSRA	-10.6%
S&P500 Index	2.5%
Peer Index	0.2%

Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K for information regarding our equity compensation plans.
Item 6. Selected Financial Data
The selected historical Consolidated and Combined Statements of Operations data for each of the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 and the selected historical Consolidated and Combined balance sheet data as of April 1, 2016 and April 3, 2015 set forth below are derived from our audited Consolidated and Combined Financial Statements included in this Form 10-K. The selected historical Combined Statements of Operations data for the twelve months ended March 29, 2013 and the selected historical Combined Balance Sheet data as of March 28, 2014 are derived from our audited Combined Financial Statements included in the Information Statements. The selected historical Combined Statements of Operations data for the twelve months ended March 30, 2012 and the selected historical Combined Balance Sheet data as of March 29, 2013 and March 30,

2012 are derived from our unaudited Combined Financial Statements that are not included in the Information Statement.
The selected historical combined financial data for the periods prior to the Spin-Off include certain expenses of CSC that were allocated to us for certain corporate functions, including IT, research and development, finance, legal, insurance, compliance and human resources activities. These costs may not be representative of the costs we incur as an independent, publicly-traded company. In addition, our historical financial information does not reflect changes that we expect to experience as a result of the Spin-Off and Mergers, including changes in our cost structure, personnel needs, tax profile, capital structure, financing and business operations. Consequently, the financial information included here may not necessarily reflect what our financial position, results of operations and cash flows would have been if we had operated as an independent, publicly-traded company during all of the periods presented. Accordingly, these historical results should not be relied upon as an indicator of our future performance.
For a better understanding, this section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA” and accompanying notes and Consolidated and Combined Financial Statements included elsewhere in this Form 10-K.

	Five Year Review
Dollars in thousands	April 1, 2016	April 3, 2015	March 28, 2014	March 29, 2013	March 30, 2012
Total assets	$4,846,300	$2,161,282	$2,216,367	$2,513,226	$2,750,062
Debt and capital lease liabilities
Long-term	2,764,854	129,933	139,348	128,942	152,985
Short-term	170,191	21,351	30,170	40,029	44,957
Total debt and capital lease liabilities	2,935,045	151,284	169,518	168,971	197,942
Total Equity	$90,238	$1,095,048	$1,158,885	$1,408,458	$1,510,436
Debt-to-total capitalization	97.0%	12.1%	12.8%	10.7%	11.6%

	Twelve Months Ended
Dollars in thousands, except per share amounts	April 1, 2016	April 3, 2015	March 28, 2014	March 29, 2013	March 30, 2012
Revenues	$4,250,447	$4,069,746	$4,102,636	$4,675,701	$4,878,311
Costs of services (excludes depreciation and amortization, and settlement charge)	3,575,631	3,282,301	3,347,350	3,865,616	4,200,657
Costs of services—settlement charge (excludes amount charged to revenue of $41,756)(a)	—	—	—	—	227,000

Income from continuing operations before taxes	149,089	428,708	400,276	431,223	40,738
Taxes on income	46,167	160,996	146,558	161,832	15,289
Income from continuing operations, net of taxes	102,922	267,712	253,718	269,391	25,449
(Loss) income from discontinued operations, net of taxes	—	(1,877)	64,600	30,051	24,520
Less: noncontrolling interests	(15,777)	(14,078)	(21,936)	(18,741)	(14,548)
Net income attributable to Parent	$87,145	$251,757	$296,382	$280,701	$35,421

Earnings per common share(b):

Basic:
Continuing operations	$0.54	$1.82	$1.67	$1.80	$0.08
Discontinued operations	—	(0.01)	0.46	0.22	0.18

Diluted:
Continuing operations	$0.53	$1.82	$1.67	$1.80	$0.08
Discontinued operations	—	(0.01)	0.46	0.22	0.18

Cash dividend per common share	$0.20	N/A	N/A	N/A	N/A

(a) Fiscal 2012 settlement charge related to a contract settlement with the U.S. federal government.
(b) On the Distribution Date, CSRA had 139,128,158 common shares outstanding. The calculation of both basic and diluted earnings per share for the twelve months ended April 3, 2015, March 28, 2014, March 29, 2013 and March 30, 2012 utilizes the Distribution Date common shares because at that time, CSRA did not operate as a separate, stand-alone entity and no equity-based awards were outstanding prior to the Distribution Date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA
Management’s discussion and analysis of financial condition and results of operations of CSRA (“MD&A”) should be read in conjunction with our audited Consolidated and Combined Financial Statements and accompanying notes included elsewhere in this Form 10-K, as well as the discussion in Part I, Item 1. Business. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, assumptions, and projections about our industry, business and future financial results. These statements should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those we discuss in Part I, Item 1A. Risk Factors.
Our audited Consolidated and Combined Financial Statements discussed below reflect our financial condition, results of operations, and cash flows. The financial information discussed below, however, may not necessarily reflect what our financial condition, results of operations, or cash flows would have been had we operated as a separate, independent entity during the periods presented prior to the Spin-Off, or what our financial condition, results of operations, and cash flows may be in the future.
The following MD&A of CSRA covers certain periods prior to the Spin-Off and Mergers. For accounting and financial reporting purposes, Computer Sciences GS is considered to be the predecessor to CSRA and as a result, its historical financial statements now constitute the historical financial statements of CSRA. Accordingly, results reported through November 27, 2015 include only the operations of Computer Sciences GS on a carve-out basis. The results reported after November 27, 2015 include the operations of CSRA, including the SRA Merger. These historical financial statements may not be indicative of our future performance.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA is organized as follows:

•
Overview: A discussion of our business and overall analysis of financial and other highlights affecting CSRA to provide context for the remainder of MD&A. The overview analysis compares fiscal 2016 to fiscal 2015.

•
Results of Operations: An analysis of our financial results comparing fiscal 2016 and fiscal 2015 to the prior years, respectively. A discussion of the results of operations at the combined level is followed by a more detailed discussion of the results of operations by segment.

•	Liquidity and Capital Resources: An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

•	Contractual Obligations: An overview of contractual obligations, retirement benefit plan funding and off balance sheet arrangements.

•
Critical Accounting Policies and Estimates: A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Business Overview
Every day CSRA makes a difference in how the government serves our country and our citizens. We deliver a broad range of innovative, next-generation IT solutions and professional services to help our customers modernize their legacy systems, protect their networks and assets, and improve the effectiveness and efficiency of mission-critical functions for our war fighters and our citizens. Our over 18,000 employees understand that success is a matter of perseverance, courage, adaptability and experience.
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
This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery. Demand for our U.S. public sector offerings is driven by evolving government priorities such as: (1) the critical mission priorities of government agencies, (2) the government-wide mandate to improve efficiency and reduce cost and (3) the government’s long-term shift to next generation technologies.
CSRA’s reportable segments are as follows:
•Defense and Intelligence Segment—The Defense and Intelligence segment provides services to the DoD, National Security Agency, branches of the Armed Forces and other DoD and Intelligence agencies.
•Civil Segment—The Civil segment provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services and other federal civil agencies, as well as various state and local government agencies.

Overview
The key operating results for fiscal 2016 include:

	Twelve Months Ended
(Dollars in thousands)	April 1, 2016	Change	Percent Change	April 3, 2015	Change	Percent Change	March 28, 2014
Revenue	$4,250,447	$180,701	4.4%	$4,069,746	$(32,890)	(0.8)%	$4,102,636
Operating Income (1)	562,730	16,659	3.1	546,071	46,519	9.3	499,552
Adjusted EBITDA(2)	701,043	73,785	11.8	627,258	29,475	4.9	597,783
Income from Continuing Operations, Before Taxes	149,089	(279,619)	(65.2)	428,708	28,432	7.1	400,276
Net Income	102,922	(164,790)	(61.6)	267,712	13,994	5.5	253,718
Net Income Attributable to Common Shareholders	$87,145	$(164,612)	(65.4)%	$251,757	$(44,625)	(15.1)%	$296,382
Operating Income Margin	13.2%			13.4%			12.2%

•	We completed the following transactions during fiscal 2016:

•
Completed the divestiture of Welkin Associates Limited (“Welkin”), our U.S.-based provider of systems engineering and technical assistance services to the Intelligence Community and other DoD clients. Total consideration received was $34 million and the after-tax gain on sale was approximately $18.5 million.

•
CSRA has sold eligible receivables, including both receivables that have already been billed under an invoice and also certain unbilled receivables arising from contracts where CSRA has performed work under a cost-plus-fixed-fee or time-and-materials contract and other required conditions. See Note 6— Receivables in the audited Consolidated and Combined Financial Statements.

•
Completed the previously announced Mergers which resulted in SRA Parent merging with and into a wholly-owned subsidiary of CSRA. As a result, SRA became an indirect wholly-owned subsidiary of CSRA. The Mergers are expected to provide clients, investors and employees of both companies with significant benefits which include a vastly expanded portfolio of expertise, cost competitiveness and increased financial strength which will position the merged company well for future growth opportunities and the ability to further attract industry-leading talent.

(1)
Operating income is a non-GAAP measure that provides useful information to our management for assessment of our performance and results of operations and is one of the financial measures utilized to determine executive compensation. Our definition of such measure may differ from other companies. We define operating income as revenue less cost of services (“COS”), segment general and administrative (“G&A”) expense and depreciation and amortization expense. Operating income excludes actuarial and settlement charges related to pension and other post-employment benefit plans, corporate G&A, separation and merger costs and SRA integration costs. Management compensates for the limitations of this non-GAAP measure by also reviewing income from continuing operations before taxes, which includes costs excluded from the operating income definition such as corporate G&A, interest and other income (expense). Management believes that presenting non-GAAP operating income is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii)

otherwise provides supplemental information that may be useful to investors in evaluating our results. A reconciliation of operating income to income from continuing operations before taxes is as follows:

	Twelve Months Ended
(Dollars in thousands)	April 1, 2016	April 3, 2015	March 28, 2014
Operating income(a)(d)	$562,730	$546,071	$499,552
Pension and OPEB plans actuarial (losses) gains, and pension settlement losses(b)	(202,800)	(8,347)	2,484
Corporate G&A	(54,600)	(81,544)	(79,597)
Separation and CSRA merger costs(c)	(117,987)	—	—
Interest expense, net	(53,475)	(21,864)	(20,296)
Other income (expense), net	15,221	(5,608)	(1,867)
Income from continuing operations before taxes(a)	$149,089	$428,708	$400,276

(a) Non-GAAP Operating income as presented does not include the contribution from net periodic pension income related to CSC’s U.S. defined benefit pension plans that we assumed at Spin-Off; net periodic pension income relating to these plans has not been included in CSRA’s historical non-GAAP operating income nor in the historical audited Consolidated and Combined Financial Statements, but is included in our results of operations beginning in the period after the date of Distribution. The contribution to non-GAAP operating income from net periodic pension income from CSC’s U.S. defined benefit pension plans amounted to approximately $87.7 million, $82.4 million, and $60.3 million for fiscal years 2016, 2015, and 2014, respectively.

(b) Includes mark-to-market gains (losses) to pension and OPEB expense of $194.7 million and $8.1 million, respectively, for fiscal 2016, $10.2 million and $(2.2) million, respectively, for fiscal 2015, and $(2.4) million and $(0.5) million, respectively, for fiscal 2014.

(c) Includes costs related to the Spin-Off and Mergers.

(d) The net periodic pension cost within income from continuing operations includes $(9.6) million, $3.4 million, and $9.8 million of actual (loss) return on plan assets for fiscal years 2016, 2015, and 2014, respectively, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $70.7 million, $4.2 million, and $5.5 million of expected long-term return on pension and OPEB assets for fiscal years 2016, 2015 and 2014, respectively.

(2)
Adjusted EBITDA is a non-GAAP measure that provides useful information to investors regarding our results of operations as it provides another measure of our profitability, our ability to service our debt, and is considered an important measure by financial analysts covering CSRA and peer companies in our industry. This Adjusted EBITDA is based on CSRA’s credit agreement and among the adjustments we make, is the removal of actuarial gains and losses related to our various defined benefit plans. While such gains and losses are ultimately settled in cash, we make these adjustments as means to more clearly demonstrate to investors our core operating performance. Our definition of such measure may differ from other companies.

The following table presents a reconciliation of Income from continuing operations to Adjusted EBITDA:

	Twelve Months Ended
(Dollars in thousands)	April 1, 2016	April 3, 2015	March 28, 2014
Income from continuing operations, net of taxes	$102,922	$267,712	$253,718

Interest expense, net	53,475	21,864	20,296
Taxes on income	46,167	160,996	146,558
Depreciation and amortization	182,242	137,058	144,742
Amortization for contract-related intangibles	9,159	9,706	10,780
Provision for losses on accounts receivable	337	(265)	4,057
Stock-based compensation	10,215	17,618	17,669
Restructuring costs	1,277	5,073	2,480
Foreign currency loss	364	1,416	—
Pension and postretirement actuarial losses (gains), settlement losses, and amortization of other comprehensive income	195,362	6,080	(2,517)

Gain on disposition	(18,464)	—	—
Separation Costs	117,987	—	—
Adjusted EBITDA	$701,043	$627,258	$597,783
• We announced contract awards(3) of $6,847.2 million during fiscal 2016 as compared to $2,932.9 million during fiscal 2015.
• Total backlog(4) as of April 1, 2016 was $15,097.8 million as compared to $11,134.7 million at the end of fiscal 2015. Of the total $15,097.8 million backlog, $3,807.6 million is expected to be realized as revenue during fiscal 2017, and $12,199.6 million is not yet funded.
• Days Sales Outstanding (“DSO”)(5) was 52 days as of April 1, 2016, an improvement from 64 days at the end of the prior fiscal year. The improvement in DSO was primarily due to the sale of trade receivables, without which DSO would have been 65 days.
• Cash provided by operating activities was $553.5 million and $486.9 million for the twelve months ended April 1, 2016 and April 3, 2015, respectively.
• Cash used in investing activities was $1,605.3 million and $116.6 million for the twelve months ended April 1, 2016 and April 3, 2015, respectively.
• Cash provided by financing activities was $1,176.8 million and used in financing activities was $369.3 million for the twelve months ended April 1, 2016 and April 3, 2015, respectively.
• Free cash flow(6) was $277.9 million and $387.8 million for the twelve months ended April 1, 2016 and April 3, 2015, respectively.

(3)
Announced award values for competitive indefinite delivery/indefinite quantity awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive indefinite delivery/indefinite quantity awards represent management’s estimate at the award date. Our business awards, for all periods presented, have been recast to exclude the awards relating to discontinued operations.

(4)
Backlog represents the total estimated contract value of predominantly long-term contracts, based on customer commitments that we believe to be firm, less the amount of revenue already recognized on those contracts. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. Our backlog, for all periods presented, has been recast to exclude the backlog relating to discontinued operations.

(5)
DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables includes unbilled receivables but excludes tax receivables and long-term receivables.

(6)
Free cash flow is a non-GAAP measure and our definition of such measure may differ from that used by other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments and (3) payments on capital leases and other long-term asset financings. Free cash flow is further adjusted for certain non-recurring cash flow items, such as (i) separation-related payments and (ii) the sale of account receivables.

Our free cash flow measure does not distinguish operating cash flows from investing cash flows as they are required to be presented in accordance with GAAP and should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP. Free cash flow is one of the factors our management uses in reviewing the overall performance of the business. Management compensates for the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Twelve Months Ended
(Dollars in thousands)	April 1, 2016	April 3, 2015	March 28, 2014
Cash provided by operating activities	$553,516	$486,938	$577,812
Net cash (used in) provided by investing activities	(1,605,319)	(116,649)	75,024
Payments for acquisitions, net of cash acquired	1,472,189	49,370	—
Proceeds from business dispositions	(34,001)	(3,000)	(171,288)
Payments on capital leases and other long-term assets financing	(16,497)	(28,902)	(43,832)
Separation-related payments and merger costs	80,366	—	—
Sale of account receivables	(172,359)	—	—
Free cash flow	$277,895	$387,757	$437,716
Business Drivers
Revenue in both segments is generated by providing services on a variety of contract types which vary in duration from as little as six months to more than 10 years. Factors affecting revenue include our ability to successfully:

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
Key Performance Indicators
We manage and assess the performance of our business through various means, with the primary financial measures including contract wins, revenue, operating income, and free cash flow.
Contract wins. In addition to being a primary driver of future revenue, contract wins also provide management an assessment of our ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or recompeted contracts, as well as numerous external factors.
Revenue. Revenue is a product of contracts won in prior periods, known as backlog, and work secured in the current year. Year-over-year revenues tend to vary less than contract wins, and reflect performance on both new and existing contracts.
Operating Income. Operating income reflects our performance on contracts and ability to control direct costs related to those contracts. Operating income, which is also a key element of our executive compensation metrics, reflects the impact of revenue growth and mix, investments in technology, cost takeout, and operational efficiencies. See the definition of this non-GAAP measure in (1) above within Overview.
Free cash flow. Primary drivers of our free cash flow are earnings provided by our operations and the use of capital to generate those earnings. Also contributing to short-term cash flow results are movements in current asset and liability balances. See the definition of this non-GAAP measure in (6) above within Overview.
Economic and Industry Factors
Our revenues are generated almost exclusively from contracts with the U.S. federal government and with state governments on programs funded by the federal government. As a result, our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that federal discretionary spending will grow, government budget deficits and the national U.S. debt will constrain spending across all federal agencies. Adverse changes in fiscal and economic conditions, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling could materially impact our business.
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
Our large addressable market has stabilized after years of sequestration-driven austerity. The current U.S. federal government budget includes $81.5 billion for IT within an overall contracted services spend of more than $250 billion. The President’s request for the next GFY is also $81.5 billion for IT. GFY 2017 IT includes cyber security funding of $19 billion in GFY 2017, up 36% from the $14 billion that was indicated for this area in GFY 2016. The DoD is requesting $6.7 billion of that amount, up 22% from $5.5 billion.
Revenues are driven by our ability to secure new contracts and to deliver solutions and services that add value to our customers. To drive revenue growth we must deliver market-leading service offerings and deploy skilled teams of professionals quickly across all government industries and domains. We believe that our scale, combination of technical expertise in applications and IT infrastructure solutions combined with our deep public sector mission knowledge and experience, firmly established vendor partnerships, and commitment to a culture of frugality will enable us to compete effectively in the current market environment.
See “Risk Factors” in Part I of this Annual Report for additional discussion of our industry and regulatory environment.
Results of Operations

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
Revenues
Revenues for the Defense and Intelligence and Civil segments are as follows:

	Twelve Months Ended
	April 1, 2016		April 3, 2015		March 28, 2014
(Dollars in thousands)	Amount	Percent Change	Amount	Percent Change	Amount
Defense and Intelligence	$2,067,009	(2.8)%	$2,126,569	(8.7)%	$2,329,244
Civil	2,183,438	12.4	1,943,177	9.6	1,773,392
Total revenue	$4,250,447	4.4%	$4,069,746	(0.8)%	$4,102,636

The major factors affecting the percent change in revenues are presented as follows:

For the twelve months ended April 1, 2016, our total revenue increased by $180.7 million, or 4.4%, as compared to the same period of the prior year. Excluding revenue of $461.2 million attributable to SRA, revenue for the twelve months ended April 1, 2016 amounted to $3,789.3 million, a decrease of $280.5 million compared to the same period of the prior year. Revenue declined due to reductions in the Logistics Modernization Program for the U.S. Army, as well as a lower overall volume of direct material and other direct cost purchases. The decrease also resulted from the extra week in fiscal 2015, which did not recur in fiscal 2016. We won contracts with award values of $6,847.2 million during the twelve months ended April 1, 2016 as compared to $2,932.9 million during the twelve months ended April 3, 2015.
Our fiscal 2015 revenue decreased $32.9 million, or 0.8%, as compared to fiscal 2014. This decline was primarily attributable to Defense and Intelligence contracts, partially offset by a revenue increase from Civil contracts. We won contracts with award values of $2,932.9 million during fiscal 2015 as compared to $4,279.4 million during fiscal 2014.
Defense and Intelligence Segment

Fiscal 2016

For the twelve months ended April 1, 2016, Defense and Intelligence segment revenues decreased by $59.6 million, or 2.8% as compared to the same period of the prior year primarily due to reduced contract tasking and contract conclusions offset by the additional revenue attributable to SRA. Excluding revenue of $137.1 million attributable to SRA, the $196.7 million revenue decrease was due to a net reduction in tasking on existing contracts with the U.S. Army, U.S. Navy, NSA and DISA. In addition, there was lower revenue of $37.1 million on certain contracts with the Defense Intelligence Agency and Missile Defense Agency that either had concluded or were winding down, and $28.9 million of lower revenue as a result of the first quarter fiscal 2016 divestiture of Welkin. These revenue decreases were partially offset by $51.2 million of revenue on new or expanded contracts with the U.S. Navy, U.S. Army and other DOD agencies and a classified customer with $40.2 million of revenue from the fiscal 2015 acquisition of Tenacity Solutions.

Fiscal 2015

Defense and Intelligence segment revenues decreased $202.7 million, or 8.7%. These revenue decreases included reduced revenue of $80 million on certain contracts with the U.S. Navy, U.S. Army, DISA and other DOD agencies that either had concluded or were winding down, and reduced revenue of $148 million due to a net reduction in tasking or scope on existing contracts, primarily with the U.S. Army, the Missile Defense Agency, DISA and other DOD agencies. These reductions are partially due to changes in U.S. federal government budgetary priorities and the wind down of activities supporting defense agencies’ war efforts. These decreases were partially offset by an increase of $26 million from an acquired entity and from a new contract with the U.S. Army.
Civil Segment

Fiscal 2016

For the twelve months ended April 1, 2016, Civil segment revenues increased by $240.3 million, or 12.4% as compared to the same period of the prior year primarily due to the additional revenue attributable to SRA which was offset by reduced contract tasking and contract conclusions. Excluding revenue of $324.1 million attributable to SRA, the $83.8 million revenue decrease was primarily due to reduced tasking on programs with the Department of Treasury, NASA, DHS and other federal agencies that had either ended or were winding down. Revenue from contracts with non-federal agencies increased $26.9 million primarily due to an increase in tasking on a state contract.

Fiscal 2015

Civil segment revenues increased $169.8 million, or 9.6%. The increase was primarily due to revenue of $112 million on a state contract that was previously deferred under software revenue recognition guidance, increases of $81 million on existing contracts due to a net increase in tasking or scope, primarily with the DHS, the Department of State, the Department of Commerce and NASA, and increases of $51 million on new contract awards, primarily with the General Services Administration and other civilian agencies. These increases were partially offset by reductions of $75 million on contracts primarily with the Department of Health and Human Services (“DHHS”), NASA and other civilian agencies that either had concluded or were winding down.

Operating Income

Operating income and operating margin for the Defense and Intelligence and Civil segments are as follows:

Twelve Months Ended
	April 1, 2016		April 3, 2015		March 28, 2014
(Dollars in thousands)	Amount	Percent Change	Amount	Percent Change	Amount

Defense and Intelligence	$272,864	7.5%	$253,741	(15.4)%	$300,045
Civil	289,943	(0.9)	292,509	46.4	199,855
Corporate	(77)	(57.0)	(179)	(48.6)	(348)
Total operating income	$562,730	3.1%	$546,071	9.3%	$499,552

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	Operating Income Margin	Operating Income Margin	Operating Income Margin
Defense and Intelligence	13.2%	11.9%	12.9%
Civil	13.3	15.1	11.3
The major factors affecting the percent change in operating income and operating income margin are presented as follows:
Defense and Intelligence Segment

Fiscal 2016

For the twelve months ended April 1, 2016, Defense and Intelligence segment operating income increased by $19.1 million, or 7.5% as compared to the same period of the prior year. Excluding Defense and Intelligence segment operating loss of $3.1 million attributable to SRA, the increase in operating income and operating margin for the twelve months ended April 1, 2016 was primarily the result of better contract performance, other program related efficiencies, and efficiencies in the SG&A levels.

Fiscal 2015

Defense and Intelligence segment operating income decreased by $46.3 million, or 15.4%, as compared to the same period of the prior year. The decrease in operating income was a result of the decrease in revenue discussed above, along with lower year-over-year net favorable cost adjustments on programs accounted for under percentage of completion. These decreases were partially offset by lower expenses due to management’s focus on cost reduction initiatives, resulting in only a 1 percentage point decline from 12.9% to 11.9% in the operating income margin.
Civil Segment

Fiscal 2016

For the twelve months ended April 1, 2016, Civil segment operating income decreased by $2.6 million, or 0.9% as compared to the same period of the prior year. Excluding Civil segment operating income of $6 million attributable to SRA, the decrease of $8.6 million in operating income for the twelve months ended April 1, 2016 was primarily the result of lower net favorable adjustments on programs accounted for under percentage-of-completion accounting. Operating income margin decreased by 1.8 percentage points from 15.1% to 13.3%, due largely to the change in contract mix with the additions of SRA and the lower net favorable adjustments programs accounted for under the percentage-of-completion accounting.

Fiscal 2015

Civil segment operating income increased by $92.7 million, or 46.4%, as compared to the same period of the prior year. The increase in operating income was the result of management’s focus on cost reduction initiatives and lower headcount. Operating income was also impacted by higher year-over-year net favorable revenue adjustments on programs accounted for under percentage of completion along with the overall increase in revenue discussed above. Operating income margin increased from 11.3% to 15.1% due largely to management’s focus on cost reduction initiatives.
Costs and Expenses
Our total costs and expenses were as follows:

		Twelve Months Ended		Percentage of Revenue
(Dollars in thousands)	April 1, 2016	April 3, 2015	March 28, 2014	2016	2015	2014
Costs of services (a)	$3,575,631	$3,282,301	$3,347,350	84.1%	80.7%	81.6%
Selling, general and administrative(a)	187,244	194,207	188,105	4.4	4.8	4.6
Depreciation and amortization	182,242	137,058	144,742	4.3	3.4	3.5
Separation and CSRA merger costs	117,987	—	—	2.8	—	—
Interest expense, net	53,475	21,864	20,296	1.3	0.5	0.5
Other expense, net	(15,221)	5,608	1,867	(0.4)	0.1	—
Total	$4,101,358	$3,641,038	$3,702,360	96.5%	89.5%	90.2%
(a) Included in both COS and SG&A expenses are $202.8 million, $8.3 million, and $(2.5) million of pension and postretirement actuarial losses (gains), settlement losses and amortization of other comprehensive income for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014, respectively. COS also includes related party transactions with CSC in periods prior to the Spin-Off of $4.8 million, $7.8 million and $8.3 million in 2016, 2015 and 2014, respectively.
Costs of Services
Fiscal 2016
COS, as a percentage of revenue, increased to 84.1% for the twelve months ended April 1, 2016 as compared to 80.7% for the same period of the prior year.
COS was negatively impacted by the $196.7 million increase from mark-to-market adjustments in our various defined benefit plans and increases in the expected returns on plan assets when compared to the same period of the prior year. Excluding the impact of mark-to-market adjustments, COS as a percentage of revenue would have been 79.5%. The decrease as a percentage of revenue for the period is a result of a stronger mix of revenue (e.g., more labor services and fewer direct material pass-throughs), program delivery efficiencies, indirect cost reductions, and merger synergies.
Fiscal 2015
COS, as a percentage of revenue, decreased to 80.7% for fiscal 2015 from 81.6% for fiscal 2014. Overall, COS benefited from lower indirect expenses compared to fiscal 2014 due to continued reductions in overhead management, other staff and facility costs. COS were also favorably impacted by the direct labor staffing profile cost reductions and other program related efficiencies.
Selling, General and Administrative
Fiscal 2016

SG&A expense, as a percentage of revenue, decreased to 4.4% for the twelve months ended April 1, 2016 as compared to 4.8% from the same period of the prior year, mainly due to merger cost synergies.
Fiscal 2015

SG&A expense, as a percentage of revenue increased to 4.8% for fiscal 2015 from 4.6% for fiscal 2014. The fiscal 2015 increase was primarily due to lower revenues and an increase in bid and proposal investments to win new and recompeted contracts and increase the levels of backlog.
Depreciation and Amortization (D&A)
D&A for the Defense and Intelligence and Civil segments are as follows:

	Twelve Months Ended
	April 1, 2016		April 3, 2015		March 28, 2014
(Dollars in thousands)	Amount	Percent Change	Amount	Percent Change	Amount
Defense and Intelligence	$108,553	16.8%	$92,973	(3.8)%	$96,629
Civil	73,689	67.2	44,085	(8.4)	48,113
Total depreciation and amortization	$182,242	33.0%	$137,058	(5.3)%	$144,742
Fiscal 2016

D&A, as a percentage of revenue, increased to 4.3% for the twelve months ended April 1, 2016 as compared to 3.4% from the same period of the prior year. Excluding D&A of $43.3 million largely attributable to the acquisition of SRA and the customer and contract related intangibles recognized, D&A, as a percentage of revenue, for the twelve months ended April 1, 2016 was 3.3%, slightly lower than the same period of the prior year.
Fiscal 2015
D&A as a percentage of revenue decreased slightly to 3.4% as compared to 3.5% from the same period of the prior year due to normal D&A.
Separation and Merger Costs

Separation and merger costs were costs incurred to give effect to Computer Sciences GS’s separation from CSC and subsequent merger with SRA. These costs are primarily comprised of third-party accounting, legal and other consulting services, as well as information technology infrastructure and application costs. For the twelve months ended April 1, 2016, separation and merger costs were $118 million. Pursuant to the Merger Agreement, all merger costs incurred by Computer Sciences GS were paid by CSRA.
Interest Expense, Net
Fiscal 2016

Interest expense of $53.5 million for the twelve months ended April 1, 2016 increased by $31.6 million compared to $21.9 million of interest expense for the same period of the prior year due to the incurrence of debt related to the Spin-Off and Mergers.
Fiscal 2015

Interest expense of $21.9 million in fiscal 2015 increased $1.6 million compared to $20.3 million in fiscal 2014. The increase was primarily due to the full year effect of new capital leases added in fiscal 2014.

Other Expense, Net
Fiscal 2016

Other (income) expense, net comprises gains and losses from the sale of businesses and non-operating assets, the impact of movement in foreign currency exchange rates on CSRA's foreign currency denominated assets and liabilities and other miscellaneous gains and losses.

Other income amounted to $15.2 million for the twelve months ended April 1, 2016 compared to other expenses of $5.6 million for the same period of the prior year. Of the $20.8 million change, $18.6 million is due to the pre-tax gain from the divestiture of Welkin. Other components of the change include the impact of a strengthening dollar in 2016 when compared to other currencies.
Fiscal 2015
Other expenses of $5.6 million in fiscal 2015 increased as compared to $1.9 million in fiscal 2014. The $3.7 million increase is due to a $1.9 million increase in intercompany fees from CSC, coupled with a $1.5 million increase in foreign currency exchange losses.
Taxes
Our effective tax rate (“ETR”) on income from continuing operations for fiscal years 2016, 2015, and 2014 was 30.9%, 37.6%, and 36.6%, respectively. The lower ETR in fiscal 2016 was primarily driven by the tax benefit generated by CSRA’s payment of a special dividend following the Spin-Off transaction. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 16 — Income Taxes to the accompanying Consolidated and Combined Financial Statements. For the tax impact of discontinued operations, see Note 4—Divestitures to the accompanying Consolidated and Combined Financial Statements.
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance of $8.7 million has been recorded against deferred tax assets as of April 1, 2016 relating to net operating losses in foreign jurisdictions.
Share-Based Compensation Expense

In connection with the Spin-Off, the equity compensation awards in fiscal 2016 of employees of CSC who became employees of CSRA were converted into equity awards of CSRA having the same terms and conditions as their prior CSC awards.

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

For the twelve months ended April 1, 2016, the total expense recognized in CSRA’s results of operations related to these equity awards is $10.2 million.

During fiscal year 2016, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions. As of April 1, 2016, none of the performance and market conditions were met for grants issued in fiscal year 2016.

For the twelve months ended April 1, 2016, compensation expense recognized in CSRA’s results of operations related to these awards was approximately $2.1 million. The compensation costs related to non-vested awards not yet recognized amounts to approximately $4.1 million and will be recognized over a weighted average period of approximately 2.2 years or over the remaining service period depending on the awards.
Income from Discontinued Operations
In 2015, we incurred approximately $1.9 million in after-tax losses related to the ATD divestiture due to a settlement on ATD-related litigation and related legal expenses.
Liquidity and Capital Resources
Cash Flows

	Twelve Months Ended
(Dollars in thousands)	April 1, 2016	April 3, 2015	March 28, 2014
Cash provided by operating activities	$553,516	$486,938	$577,812
Cash (used in) provided by investing activities	(1,605,319)	(116,649)	75,024
Cash provided by (used in) financing activities	1,176,840	(369,289)	(659,069)
Net increase (decrease) in cash and cash equivalents	125,037	1,000	(6,233)
Cash and cash equivalents at beginning of year	4,979	3,979	10,212
Cash and cash equivalents at end of period	$130,016	$4,979	$3,979

Operating Cash Flow

Net cash provided by operating activities for the twelve months ended April 1, 2016 was $553.5 million, an increase of $66.6 million compared to the twelve months ended April 3, 2015 in part due to the Mergers. Excluding cash flows provided by operating activities of $7.6 million attributable to SRA, the increase in net operating cash flow was primarily attributable to the decrease in accounts receivable due to our receivable sales program offset by costs associated with the Spin-Off and merger transactions.
Net cash provided by operating activities for fiscal 2015 of $486.9 million decreased by $90.9 million as compared to fiscal 2014. This decrease in net operating cash flow was primarily attributable to a decrease in net income, coupled with lower year-over-year collections from customers. These decreases were partially offset by lower pension contributions.

Investing Cash Flow

Net cash used in investing activities for the twelve months ended April 1, 2016 was $1,605.3 million, as compared to cash used in investing activities for the twelve months ended April 3, 2015 of $116.6 million. The primary use of cash from investing activities was the $1,472.2 million towards the purchase of SRA, including the extinguishment of $1,100.7 million of SRA debt. Excluding cash flows used in investing activities of $11.0 million attributable to SRA, the increase resulted primarily from the purchase of property and equipment offset by business dispositions.
Net cash used in investing activities for fiscal 2015 was $116.6 million, as compared to cash provided by investing activities in fiscal 2014 of $75.0 million. The significant change resulted primarily from proceeds received from the 2014 divestiture of a portion of a business, which did not recur in fiscal 2015, coupled with the fiscal 2015 cash payments for an acquisition of a business which did not occur in fiscal 2014.
Financing Cash Flow

Net cash provided by financing activities for the twelve months ended April 1, 2016 was $1,176.8 million, which was an increase of $1,546.1 million from the twelve months ended April 3, 2015. The significant changes in financing cash flows related to the incurrence of $3,000 million of debt associated with the Spin-Off and Mergers, including the payment of the $1,147.8 million Special Dividend. Excluding cash flows used in financing activities of $15.3 million attributable to SRA, the increase was primarily attributable to the lower lease payments and transfers to CSC.
Net cash used in financing activities in fiscal 2015 was $369.3 million, a decrease of $289.8 million from fiscal 2014. The decrease was primarily due to a decrease in cash transfers to CSC as a result of lower operating cash flows.
Discussion of Financial Condition
Cash and Cash equivalents were $130 million and $5 million as of April 1, 2016 and April 3, 2015, respectively.
After the Spin-Off, CSRA became the primary seller of certain accounts receivable under a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) that was first entered into on April 21, 2015 with The Royal Bank of Scotland, PLC (“RBS”), as Purchaser, along with Mitsubishi UFJ Financial Group Ltd, and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of our eligible trade receivables.
On August 20, 2015, CSRA amended the Purchase Agreement with RBS in which RBS assigned its rights as a Purchaser to The Bank of Tokyo-Mitsubishi UFJ, Ltd (“BTMU”). The Purchase Agreement was also amended to add The Bank of Nova Scotia and Mizuho Bank, Ltd., each as a Purchaser. The amended Purchase Agreement also converted the receivables purchase facility (the “Facility”) to a committed facility and extended the initial term to a two-year period, while adding CSRA as a guarantor.

Under the Facility, CSRA can sell our eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts up to $450 million outstanding at any one time. CSRA has no retained interests in the transferred receivables, and only perform collection and administrative functions for the Purchaser for a servicing fee.

During the twelve months ended April 1, 2016, CSRA sold $2,496.1 million of our billed and unbilled receivables for cash. Collections corresponding to these receivables sales were $2,323.9 million for the twelve months ended April 1, 2016. As of April 1, 2016, there was also $8 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. We incurred purchase discount and administrative fees of just over $2 million for the twelve months ended April 1, 2016. The cash flow impact of accounts receivable sales, including adjustments for purchase discount and administrative fees, was $170 million for the twelve months ended April 1, 2016 under the Purchase Agreement.

Upon consummation of the Mergers, CSRA assumed SRA’s separate account receivable purchase agreement. SRA maintains an accounts receivable purchase agreement under which SRA sells certain accounts receivable to a third party, or the Factor, without recourse to SRA. The Factor initially pays SRA 90% of the receivable and the remaining price is deferred and recognized once the Factor collects from SRA’s customer. The structure of the transaction provides for a legal and accounting true sale, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the balance sheet, a loss on the sale is recorded based on the then applicable purchase discount, and the deferred price is recorded as an account receivable until it is collected. The balance of the sold receivables may not exceed $56 million at any time.
Since merging with CSRA, SRA sold $107.7 million of SRA’s receivables, and recognized purchase discounts and administrative fees of approximately $0.3 million in selling, general and administrative expenses. Collections corresponding to these receivable sales were $105.1 million as of April 1, 2016. As of April 1, 2016, there was also no cash collected by SRA but not remitted to the Factor. Purchase discounts and administrative fees were recorded within Other (income) expense, net in the audited Consolidated and Combined Statements of Operations. The free cash flow impact of accounts receivable sales, including adjustments for purchase discount and administrative fees, was $2.3 million for the twelve months ended April 1, 2016 under SRA’s accounts receivable purchase agreement.
Liquidity

As of April 1, 2016, CSRA’s total liquidity was $780 million, consisting of $130 million of cash and cash equivalents and $650 million available under CSRA's revolving credit facility. In the opinion of management, CSRA will be able to meet its liquidity and cash needs for at least the next twelve months through the combination of cash flows from operating activities, available cash balances, and available borrowings under CSRA's revolving credit facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt or equity securities. However, there can be no assurances that CSRA will be able to obtain debt financing on acceptable terms in the future.

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

At the end of fiscal 2016, CSRA’s ratio of net debt-to-total capitalization was 92.7%, an increase of 81 percentage points from the end of fiscal 2015. The increase in the ratio was primarily the result of the addition of new debt as a result of the Spin-Off and Mergers.

The following table summarizes CSRA’s capitalization ratios as of the end of fiscal year 2016 and fiscal year 2015:

	As of
(Amounts in thousands)	April 1, 2016	April 3, 2015
Total debt(7)	$2,935,045	$151,284
Cash and cash equivalents	130,016	4,979
Net debt(8)	$2,805,029	$146,305

Total debt	$2,935,045	$151,284
Equity	90,238	1,095,048
Total capitalization	$3,025,283	$1,246,332

Debt-to-total capitalization	97.0%	12.1%
Net debt-to-total capitalization	92.7%	11.7%

(7)	Total debt is the sum of short and long-term components of GAAP debt and capitalized leases.

(8)
Net debt is a non-GAAP measure and our determination of it may not be comparable with calculations of similar measures by other issuers. We calculate net debt by subtracting cash and cash equivalents from total debt (including capitalized leases). We believe that net debt assists in providing a more complete understanding of our financial position and we use it to monitor our financial leverage. We believe that net debt is useful to investors because it provides insights into our financial strength.

Debt Financing

At April 1, 2016, CSRA had $128.0 million of short-term borrowings and current maturities of long-term debt, and $2,656.3 million of long-term debt.

We obtained financing in connection with the Spin-Off and the Mergers under various facilities as follows: (1) a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) with an initial borrowing capacity of $700 million, of which, immediately after the consummation of the Spin-Off and the Mergers, $650 million was available and undrawn as of April 1, 2016; (2) a three-year senior secured tranche A1 term loan facility in an aggregate principal amount of $600 million (the “Tranche A1 Facility”); (3) a five-year senior secured tranche A2 term loan facility in an aggregate principal amount of $1,450 million (the “Tranche A2 Facility”; and, together with the Tranche A1 Facility, the “Term Loan A Facilities”) and (4) a seven-year senior secured term loan B facility in an aggregate principal amount of $750 million (the “Term Loan B Facility”; and, together with the Term Loan A Facilities, the “Term Loan Facilities”), all of which are guaranteed by CSRA’s significant domestic subsidiaries (the “Guarantors”) and are secured by substantially all of the assets of CSRA and the Guarantors. The Revolving Credit Facility and the Term Loan Facilities have the following material terms:

•
Interest. Borrowings under (1) the Revolving Credit Facility and the Tranche A2 Facility bear interest at an interest rate per annum equal to, at our option, (A) LIBOR plus the applicable margin of 1.250%-2.250% or (B) the base rate plus the applicable margin of 0.250%-1.250%; (2) the Tranche A1 Facility bears interest at an interest rate per annum equal to, at our option, (A) LIBOR plus the applicable margin of 1.125%-2.125% or (B) the base rate plus the applicable margin of 0.125%-1.125% and (3) the Term Loan B Facility bears interest at an interest rate per annum equal to, at our option, (A) LIBOR plus the applicable margin of 2.75%-3.00%, subject to a 0.75% LIBOR floor or (B) the base rate plus the applicable margin of 1.75%-2.00%, subject to a 1.75% base rate floor. The applicable margins for borrowings under the Revolving Credit Facility and borrowings under the Term Loan A Facilities vary and are determined based on our corporate credit rating or corporate family rating. The applicable margins for borrowings under the Term Loan B Facility vary and are determined based on the ratio of our consolidated total net debt to our consolidated EBITDA.

•
Amortization. Borrowings under the Revolving Credit Facility can be prepaid at any time and can be repeatedly redrawn until its maturity. The Tranche A1 Facility has no scheduled amortization prior to maturity. The Tranche A2 Facility requires quarterly scheduled amortization at a rate equivalent to 5% of the original principal amount per annum until the remaining balance is due at maturity.

•
Covenants. The Revolving Credit Facility and Term Loan Facilities contain negative covenants customary for financings of this type, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business. The Revolving Credit Facility and Term Loan Facilities also contain affirmative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Credit Facility and Term Loan A Facilities contain financial maintenance covenants requiring, as at the end of, and for, each fiscal quarter of CSRA ending after November 27, 2015, (1) a ratio of consolidated total net debt to consolidated EBITDA not in excess of 4:00:1:00, stepping down to 3.50:1.00 at the end of the first full fiscal quarter ending at least 18 months after November 27, 2015 and (2) a consolidated EBITDA to interest expense ratio of not less than 3.00:1.00.

•
Excess Cash Flow. The Term Loan Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess annual cash flow and in the event of certain asset sales, casualty events and issuances of debt. Any required excess cash flow payments are due within 90 days following the end of the fiscal year. As of April 1, 2016, the Company is required to pay $48.0 million related to FY16 excess cash flow, and that amount is included in current maturities of long-term debt.

•
Events of Default. The lenders under the Revolving Credit Facility and the Term Loan Facilities may declare any indebtedness outstanding thereunder due and payable and cancel any remaining commitments under the Revolving Credit Facility, if an event of default occurs and is continuing, including a failure to pay principal when due or interest or commitment fees within five days of the date when due; a material inaccuracy of a representation or warranty at the time made; a bankruptcy event; a failure to comply with the covenants, subject to a customary grace period; cross-events of default to material indebtedness; certain material ERISA events; material judgments; actual or asserted invalidity of any guarantee or non-perfection of any material portion of the collateral under the security documents; a change in control; and, with respect to the Revolving Credit Facility and Term Loan A Facilities only, a breach of the financial covenants.

On November 27, 2015, all of the Tranche A1 Facility and a portion of the Tranche A2 Facility were funded in an aggregate amount of $1,560 million, the proceeds of which were used to fund the Special Dividend (including the portion of the Special Dividend paid by CSC to its stockholders) and to pay transaction costs. On November 30, 2015, $200 million of the Revolving Credit Facility, the remainder of the Tranche A2 Facility and all of the Term Loan B Facility were funded in an additional aggregate amount of $1,240 million, the proceeds of which were used to fund the cash portion of the Merger Consideration to holders of SRA common stock, to repay, refinance or redeem substantially all of SRA’s existing indebtedness, to pay for additional transaction costs and for general corporate purposes.

In March 2016, CSRA executed a series of hedging transactions to manage the interest rate risk related to $1,400 million of its Senior Secured Term Loan A facilities. CSRA’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements (see Note 9—Derivative Instruments).

We have liquidity available for debt servicing and other discretionary investments from free cash flow and the Revolving Credit Facility, of which $650 million remained available but undrawn. Debt service in the first five years is expected to be funded from available free cash flow, while still maintaining available liquidity for short-term working capital and other cash requirements needs. Our expected liquidity and capital structure may be impacted, however, by discretionary investments and acquisitions that CSRA could decide to pursue. While the timing and financial magnitude of these possible actions are currently indeterminable, CSRA expects to be able to manage and adjust its capital structure in the future to meet its liquidity needs.

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

Subsequent to the Spin-Off and Mergers, all three major rating agencies that rate CSRA’s debt took rating actions. Fitch issued an initial credit rating of BBB- with "Stable" outlook. Moody's issued an initial credit rating of Ba2 with "Stable" outlook. S&P issued an initial credit rating of BB+ with “Stable” outlook.

The most recent ratings and outlooks issued by Fitch, Moody's and S&P are described in the table below:

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

Equity Transactions

On November 30, 2015, CSRA's Board of Directors approved a share repurchase program authorizing up to $400 million in share repurchases of CSRA's outstanding common stock. The timing, volume, and nature of future share repurchases are at the discretion of management and the Audit Committee, and may be suspended or discontinued at any time. CSRA plans to offset equity grants through share repurchases over time, balancing them with debt reduction and other forms of cash deployment. The repurchase program expires on March 31, 2019. During fiscal 2016, CSRA repurchased and retired 1,768,129 shares of common stock through open market purchases for aggregate consideration of $50 million at an average price of $28.23 per share.

As of April 1, 2016, CSRA had repurchased shares of common stock for an aggregate purchase price of $50 million, or the maximum aggregate purchase price of shares authorized pursuant to the agreement with Citigroup. CSRA has remaining authorization to repurchase $350 million of common stock as of April 1, 2016 pursuant to its Share Repurchase Program.

During fiscal 2016, CSRA declared quarterly cash dividends to its common stockholders aggregating $0.20 per share, or approximately $32.6 million. In the opinion of management, CSRA has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by CSRA's Board of Directors.
Off Balance Sheet Arrangements
As of April 1, 2016, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
The following table summarizes the expiration of the surety bonds and letters of credit associated with our performance guarantees and expiration of the stand-by letters of credit used in lieu of cash, outstanding as of April 1, 2016 (see Note 22—Commitments and Contingencies in the audited Consolidated and Combined Financial Statements):

(Dollars in thousands)	Fiscal 2017	Fiscal 2018	Fiscal 2019 and Thereafter	Total
Stand-by letters of credit	$44,550	$346	$—	$44,896
Surety bonds	12,500	—	—	12,500
Total	$57,050	$346	$—	$57,396

The following table summarizes our future payments, excluding the effects of time value, on contractual obligations by period as of April 1, 2016:

	1 year	1-3	3-5	More than
(Dollars in thousands)	or less	years	years	5 years	Total
Debt(a)	$128,000	$760,000	$1,279,375	$662,625	$2,830,000
Interest(b)	77,572	144,711	104,813	44,080	371,176
Capitalized lease liabilities	81,542	136,895	123,360	118,583	460,380
Intellectual Property Matters Agreement	30,000	60,000	30,000	—	120,000
Operating leases	36,389	46,908	22,442	2,402	108,141
Minimum purchase obligations	22,171	21,540	—	—	43,711
Total	$375,674	$1,170,054	$1,559,990	$827,690	$3,933,408

(a) Includes scheduled principal payments. Excludes capitalized lease liabilities.
(b) Includes scheduled interest payments on long-term debt.

To the extent we can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amounts will be included in the table above.  However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the approximately $39 million of such liabilities at April 1, 2016, we are unable to make a reliable estimate of when amounts, if any, may be paid to the respective taxing authorities.

Regarding minimum purchase obligations included above, we have occasionally signed long-term purchase agreements with certain service providers to obtain favorable pricing, committed service levels and terms for services necessary for the operation of business activities. For these limited number of agreements, we are contractually committed to purchase specified service minimums over remaining periods ranging generally from one to four years. If we do not meet the specified service minimums, we may have an obligation to pay the service provider a portion or the entire shortfall.

As of April 1, 2016 CSRA’s Consolidated and Combined Financial Statements reflected projected pension benefit obligations that exceeded related plan assets, resulting in a deficit in funded status under GAAP of approximately $637.2 million for the qualified plans as of April 1, 2016. Under the Code, including ERISA, Pension Protection Act (“PPA”) and the Highway and Transportation Funding Act of 2014 (“HATFA”), the funded value of our aggregate plan assets as of December 31, 2015 exceeded estimated liabilities by approximately $365.0 million. In addition, at December 31, 2015 our aggregate excess funding balance, which is the amount that would need to be exhausted before we would be required to make additional cash contributions to those plans, was approximately $315.0 million. Because funding status as determined under the Code, as amended by HATFA, rather than under GAAP, governs our obligation to make required cash contributions to those plans, we do not currently expect to be required to make any cash contributions to our qualified U.S. defined benefit plans for fiscal years 2017, 2018 or 2019, with the exception of any payments required by our November 2015 agreement with PBGC if we are unable to meet certain conditions. We are unable to make a reasonable estimate of the timing and amount of cash outflows for future. As a result, pension benefit obligations have been excluded from the above table.

During fiscal 2016, we contributed $1.5 million to postretirement plans. During fiscal 2016, pension benefits contributions amounted to $2.8 million. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 1 — Summary of Significant Accounting Policies in the audited Consolidated and Combined Financial Statements for further discussion.
Critical Accounting Estimates
Recent accounting pronouncements and the anticipated impact to CSRA are described in the notes to the audited Consolidated and Combined Financial Statements included in this Form 10-K.

Our audited Consolidated and Combined Financial Statements have been prepared in accordance with GAAP. Our significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies in the audited Consolidated and Combined Financial Statements. The preparation of audited Consolidated and Combined Financial Statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the estimates made are for contract-specific issues. Changes to estimates or assumptions on a specific contract could result in a material adjustment to the Consolidated and Combined Financial Statements.
We have identified several critical accounting estimates. An accounting estimate is considered critical if both (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved and (b) the impact of changes in the estimates and assumptions would have a material effect on the audited Consolidated and Combined Financial Statements. Our critical accounting estimates relate to revenue recognition, cost estimation and recoverability on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; software development costs; estimates used to determine deferred income taxes; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Revenue recognition
Substantially all of our revenue is derived from contracts with departments and agencies of the U.S. federal government, as well as other state and local government agencies. We generate our revenue from the following types of contractual arrangements: time and materials contracts, firm-fixed-price contracts and cost-plus-fee contracts. We also provide services to other businesses of CSC, which are included as related party revenues for the periods presented prior to the Spin-Off. After the Spin-Off, these services are included in revenues.
Due to the long-term nature of our contracts, the amounts we record in our financial statements using contract accounting methods are material and require us to make reasonably dependable estimates for the design and delivery of our services. Some contract sales may include estimated amounts not contractually agreed to by the customer, including cost or performance incentives (such as award and incentive fees), unpriced change orders, claims and requests for equitable adjustment. Amounts pertaining to cost or performance incentives are included in estimated contract sales when they are reasonably estimable.
Percentage-of-completion method
Contracts with the U.S. federal government and certain contracts with customers other than the U.S. federal government require the use of estimates-at-completion (“EAC”) in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenue using an estimated margin at completion as contract milestones or other input- or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenue recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 43.4% of our revenues for the twelve months ended April 1, 2016.

We regularly review project profitability and underlying estimates and closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting including the preparation of EACs for our contracts. Our cost estimation process is based on the professional knowledge of our program managers and finance professionals and draws on their significant experience and judgment. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract.

We generally review and reassess our sales, cost and profit estimates for each significant contract at least annually or more frequently as determined by the occurrence of events, changes in circumstances and evaluations of contract performance to reflect the latest reliable information available. When changes in estimates of contract sales or costs occur, we make revisions to EACs and reflect changes in the results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Since contract costs are typically incurred over a period of several years, estimation of these costs requires the use of judgment. Factors considered in estimating the cost of the work to be completed include the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, the effect of any delays in performance and the level of indirect cost allocations. Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. There were no significant adjustments to income before taxes related to changes in the provision for estimated losses in the twelve months ended April 1, 2016, April 3, 2015 or March 28, 2014.
Amounts billed and collected but not yet earned as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. federal government contracts, including indirect costs, are subject to audit and adjustment through negotiations between government representatives and us. Further, as contracts are performed, change orders can be a regular occurrence and may be unpriced until negotiated with the customer. Un-priced change orders are included in estimated contract sales when they are probable of recovery in an amount at least equal to the cost. Amounts representing claims (including change orders unapproved as to both scope and price) and requests for equitable adjustment are included in estimated contract revenues when they are reliably estimable and realization is probable.
Our U.S. federal government contracts generally contain FAR provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If a contract is terminated for default, we may not be entitled to recover any of our costs on partially completed work and may be liable to the government for re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred prior to the effective date of termination, plus a reasonable profit and settlement expenses. At April 1, 2016, April 3, 2015, and March 28, 2014, we did not have any federal contract terminations in process that would have a material effect on our combined financial position, annual results of operations or cash flows.
Software sales

We enter into contracts for the development of highly-customized software that may include post-contract customer support and other software-related services.  These arrangements are accounted for under contract accounting, and vendor-specific objective evidence (“VSOE”) of fair value is required to allocate and recognize revenue for each element.  VSOE of fair value is determined based on the price charged where each deliverable is sold separately. In situations where VSOE of fair value exists for all undelivered elements, but not a delivered element (typically the software), the residual method is used to allocate revenue to the undelivered elements equal to their VSOE value with the remainder allocated to the delivered element.  When VSOE is available for the undelivered elements, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method described above.  In those arrangements where VSOE of fair value does not exist for the undelivered elements, revenue is deferred until only one undelivered element remains and then is recognized ratably as the final element is delivered, beginning with substantial completion and delivery of the highly-customized software.
Capitalization of software development costs
We capitalize certain costs incurred to develop commercial software products to be sold, leased or otherwise marketed after establishing technological feasibility, and we capitalize costs to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment.
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
Estimates used to determine income tax expense
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize unrecognized tax benefits in the Consolidated and Combined Financial Statements when it is more likely than not the tax position will be sustained under examination.
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
Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in the Consolidated and Combined Financial Statements from the acquisition date.
We test goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, at each of our reporting units, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include, among other things, a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the disposal of a significant component of a reporting unit; and the testing for recoverability of a significant asset group within a reporting unit. The results of our annual goodwill impairment test for fiscal years 2016 and 2015 indicated that the estimated fair value of each reporting unit significantly exceeded its respective carrying value.
See Note 1—Summary of Significant Accounting Policies in the audited Consolidated and Combined Financial Statements for information related to our accounting policy related to acquisition accounting and goodwill.
Assumptions to determine retirement benefits costs and liabilities

Prior to the Mergers, effective the first quarter of fiscal 2015, CSRA changed its accounting policy for measurement and recognition of actuarial gains and losses and settlements for its defined benefit pension and other postretirement benefit plans and the calculation of expected return on pension plan assets. Under the new policy, actuarial gains and losses are recognized in earnings at the time of plan remeasurement, typically annually during the fourth quarter, rather than amortized over time. The new accounting policy also requires that CSRA use fair value rather than the market-related value of plan assets. The weighted-average of the expected long-term rates of return, for all pension plans, on plan assets utilized to determine net periodic pension cost for fiscal 2016 and fiscal

2015 were 7.9% and 7.6%, respectively.
Historically, CSRA estimated the service and interest cost components of pension and other post-retirement benefit plans using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In the third quarter of fiscal 2016, CSRA changed the way it estimates the costs of the service and interest components through a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the net periodic expense to the relevant projected cash flows. The full yield curve approach impacts actuarial gains and losses based upon interest rate expectations, or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations. The individual spot rates are comprised of the rate of return on many high-quality, fixed income corporate bonds of AA rating by one of the nationally recognized statistical rating organizations.
The assumption for the expected long-term rate of return on plan assets is selected by taking into account the asset mix of the plan, forward looking asset class returns (adjusted for inflation and real returns) and other factors such as changes in market expectations. CSRA and advisors carefully analyze the risks and returns associated with various investment classes as plan assets are invested. As a result of the foregoing considerations, the expected return on asset assumption for net periodic pension and postretirement costs increased from 7.6% to 7.9% on a year-over-year basis.
See Note 17 — Pension and Other Postretirement Benefit Plans for additional information related to management’s determination and use of actuarial assumptions and our approach used to compute interest and service costs.
Assumptions and estimates used to analyze contingencies and litigation
We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising in the normal course of business. The Consolidated and Combined Financial Statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC 450 “Contingencies.” Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on the consolidated financial results.
New Accounting Standards
See Note 1—Summary of Significant Accounting Policies to our accompanying audited Consolidated and Combined Financial Statements for information related to our adoption of new accounting standards in fiscal years 2016, 2015 and 2014 for information on our anticipated adoption of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Financial Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of April 1, 2016 and April 3, 2015, we had $130 million and $5 million, respectively, in cash and cash equivalents. Although we have hedged a significant portion of our interest rate exposure as of March 2016, the interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.

Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 1% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $28.7 million in fiscal 2016 and likewise decreased our income from continuing operations before taxes and cash flows.

The return on our cash and cash equivalents balance as of April 1, 2016 and April 3, 2015 was less than 1%.Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

We have not entered into any hedging transactions for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CSRA Inc.
Falls Church, Virginia
We have audited the accompanying consolidated and combined balance sheets of CSRA Inc. and subsidiaries (the “Company”) as of April 1, 2016 and April 3, 2015, and the related consolidated and combined statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended April 1, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of CSRA Inc. and subsidiaries as of April 1, 2016 and April 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated and combined financial statements, on and prior to November 27, 2015, the consolidated and combined financial statements were prepared from separate records maintained by the Company’s former parent and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.
As discussed in Note 1 to the consolidated and combined financial statements, the Company adopted Accounting Standards Update 2015-17, ”Balance Sheet Classification of Deferred Taxes” effective for the period ended January 1, 2016 and applied it retrospectively to all periods presented.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 27, 2016

CSRA INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS

	As of
(Dollars in thousands)	April 1, 2016	April 3, 2015
Current assets
Cash and cash equivalents	$130,016	$4,979
Receivables, net of allowance for doubtful accounts of $21,295 (fiscal 2016) and $14,733 (fiscal 2015)	751,228	696,727
Prepaid expenses and other current assets	123,278	92,665
Total current assets	1,004,522	794,371

Intangible and other assets
Goodwill	2,332,158	802,582
Customer-related and other intangible assets, net of accumulated amortization of $200,611 (fiscal 2016) and $150,295 (fiscal 2015)	869,409	33,405
Software, net of accumulated amortization of $95,034 (fiscal 2016) and $75,544 (fiscal 2015)	41,427	35,261
Other assets	68,697	58,931
Total intangible and other assets	3,311,691	930,179

Property and equipment, net of accumulated depreciation of $773,027 (fiscal 2016) and $696,796 (fiscal 2015)	530,087	436,732
Total assets	$4,846,300	$2,161,282

Current liabilities
Accounts payable	$170,359	$130,551
Accrued payroll and related costs	199,512	109,539
Accrued expenses and other current liabilities	527,734	440,606
Current capital lease liability	42,191	21,351
Current maturities of long-term debt	128,000	—
Dividends payable	17,943	—
Total current liabilities	1,085,739	702,047

Long-term debt, net of current maturities	2,656,324	—
Noncurrent capital lease liability	108,530	129,933
Deferred income tax liabilities	162,844	153,297
Other long-term liabilities	742,625	80,957

Commitments and contingent liabilities (Note 22)

Equity
Net parent investment, prior to Spin-Off	—	1,067,492
CSRA Stockholders' Equity:
Common stock, $0.001 par value, 750,000,000 shares authorized, 162,925,821 shares issued and outstanding	163	—
Additional paid-in capital	117,376	—
Accumulated deficit	(73,901)	—
Accumulated other comprehensive income (loss)	20,908	(405)
Total CSRA stockholders' equity	64,546	1,067,087
Noncontrolling interests	25,692	27,961
Total equity	90,238	1,095,048
Total liabilities and equity	$4,846,300	$2,161,282

See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(Dollars in thousands)	April 1, 2016	April 3, 2015	March 28, 2014

Revenue	$4,245,673	$4,061,914	$4,094,374
Related party revenue	4,774	7,832	8,262
Total revenue	4,250,447	4,069,746	4,102,636

Cost of services	3,570,857	3,274,469	3,339,088
Related party cost of services	4,774	7,832	8,262
Total cost of services (excludes depreciation and amortization)	3,575,631	3,282,301	3,347,350
Selling, general and administrative expenses	187,244	194,207	188,105
Separation and merger costs	117,987	—	—
Depreciation and amortization	182,242	137,058	144,742
Interest expense, net	53,475	21,864	20,296
Other (income) expense, net	(15,221)	5,608	1,867
Total costs and expenses	4,101,358	3,641,038	3,702,360

Income from continuing operations before taxes	149,089	428,708	400,276
Income tax expense	46,167	160,996	146,558
Income from continuing operations	102,922	267,712	253,718
(Loss) income from discontinued operations, net of taxes	—	(1,877)	64,600
Net income	102,922	265,835	318,318
Less: noncontrolling interests	15,777	14,078	21,936
Net income attributable to CSRA common stockholders	$87,145	$251,757	$296,382

Earnings (loss) per common share
Basic:
Continuing operations	$0.54	$1.82	$1.67
Discontinued operations	—	(0.01)	0.46
	$0.54	$1.81	$2.13

Diluted:
Continuing operations	$0.53	$1.82	$1.67
Discontinued operations	—	(0.01)	0.46
	$0.53	$1.81	$2.13

See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended
(Dollars in thousands)	April 1, 2016	April 3, 2015	March 28, 2014

Net income	$102,922	$265,835	$318,318

Other comprehensive income (loss), net of taxes
Prior service cost, net of tax expense of ($2,161) in fiscal 2015	—	3,400	—
Transfer of prior service cost due to Spin-Off, net of tax expense of $18,984 in fiscal 2016	31,139	—	—
Amortization of prior service (credit) cost, net of tax benefit of $2,251, $881, and $0 in fiscal 2016, 2015, and 2014	(5,185)	(1,386)	33
Foreign currency translation adjustment, net of tax expense of $123, $0, and tax benefit of $398 in fiscal 2016, 2015, and 2014	2,083	(1,669)	(255)
Unrealized loss on interest rate swaps, net of tax benefit of $4,340	(6,724)	—	—
Other comprehensive income (loss), net of taxes	21,313	345	(222)

Comprehensive income	124,235	266,180	318,096
Less: comprehensive income attributable to noncontrolling interest, net of taxes	15,779	14,085	21,943
Comprehensive income attributable to CSRA common stockholders	$108,456	$252,095	$296,153

See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Common Shares	Par Value	Additional Paid-In Capital	Net Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity	Non-controlling Interests	Total Equity
Balance at March 29, 2013	—	$—	$—	$1,383,832	$—	$(498)	$1,383,334	$25,124	$1,408,458
Net income	—	—	—	296,382	—	—	296,382	21,936	318,318
Unfunded pension obligation, net of tax	—	—	—	—	—	26	26	7	33
Transfers to multi-employer plan	—	—	—	—	—	(16)	(16)	—	(16)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(255)	(255)	—	(255)
Adjustments from business disposition	—	—	—	—	—	—	—	9,290	9,290
Net transfers to Parent	—	—	—	(551,462)	—	—	(551,462)	(25,481)	(576,943)
Balance at March 28, 2014	—	$—	$—	$1,128,752	$—	$(743)	$1,128,009	$30,876	$1,158,885
Net income	—	—	—	251,757	—	—	251,757	14,078	265,835
Unfunded pension obligation, net of tax	—	—	—	—	—	2,007	2,007	7	2,014
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,669)	(1,669)	—	(1,669)
Net transfers to Parent	—	—	—	(313,017)	—	—	(313,017)	(17,000)	(330,017)
Balance at April 3, 2015	—	$—	$—	$1,067,492	$—	$(405)	$1,067,087	$27,961	$1,095,048
Net income from April 3, 2015 to November 27, 2015	—	—	—	127,542	—	—	127,542	10,872	138,414
Special Dividend Declared	—	—	—	(1,147,807)	—	—	(1,147,807)	—	(1,147,807)
Transitory Note to CSC	—	—	—	(350,038)	—	—	(350,038)	—	(350,038)
Distribution to CSC Inc. prior to November 27, 2015	—	—	—	(274,376)	—	—	(274,376)	—	(274,376)
Contribution of the Computer Sciences GS Business to CSRA Inc.	139,123,691	139	(608,417)	577,187	—	31,139	48	(48)	—
Acquisition of SRA	25,170,564	25	778,966	—	—	—	778,991	—	778,991
Shares withheld for Taxes for SRA Shareholders	(367,114)	—	(11,316)	—	—	—	(11,316)	—	(11,316)
Net (loss) income from November 28, 2015 to April 1, 2016	—	—	—	—	(40,397)	—	(40,397)	4,905	(35,492)
Unfunded pension obligation, net of tax	—	—	—	—	—	(5,185)	(5,185)	2	(5,183)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,083	2,083	—	2,083
Share-based compensation expense	—	—	3,845	—	—	—	3,845	—	3,845
Excess tax benefits from stock based compensation	—	—	605	—	—	—	605	—	605
Share repurchase program	(1,768,129)	(2)	(49,998)	—	—	—	(50,000)	—	(50,000)
Cash dividends declared	—	—	—	—	(33,504)	—	(33,504)	—	(33,504)
Exercise of Stock Options	222,609	—	4,605	—	—	—	4,605	—	4,605
Issuance of restricted stock units	844,077	1	(1)	—	—	—	—	—	—
Shares held for taxes for restricted stock units	(299,877)	—	(913)	—	—	—	(913)	—	(913)
Noncontrolling interest distributions and other	—	—	—	—	—	—	—	(18,000)	(18,000)
Unrealized losses on swaps, net of taxes	—	—	—	—	—	(6,724)	(6,724)		(6,724)
Balance at April 1, 2016	162,925,821	$163	$117,376	$—	$(73,901)	$20,908	$64,546	$25,692	$90,238
See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Cash flows from operating activities:
Net income	$102,922	$265,835	$318,318
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	191,404	146,764	155,522
Pension and OPEB actuarial & settlement losses (gains)	202,800	8,359	(38,475)
Stock-based compensation	10,215	17,618	17,669
Excess tax benefit from stock-based compensation	(605)	—	—
Deferred income taxes	(44,187)	(2,615)	10,290
Net (gain) loss on dispositions on business and assets	(6,620)	3,521	(52,309)
Provision for loss (gain) on accounts receivable	337	(265)	4,057
Net loss on sale of receivables	2,458	—	—
Amortization of debt issuance costs	3,785	—	—
Other non-cash items, net	(4,811)	—	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in receivables	185,939	7,996	121,742
(Increase) decrease in prepaid and other assets	(29,836)	42,674	(44,385)
(Increase) decrease in payables and accrued expenses	(17,537)	30,165	18,030
(Increase) decrease in defined benefits liability	(56,714)	(5,000)	26,570
Increase (decrease) in other long-term liabilities	13,985	(22,099)	38,478
Other operating activities, net	(19)	(6,015)	2,305
Cash provided by operating activities	553,516	486,938	577,812

Cash flows from investing activities
Purchases of property and equipment	(139,420)	(70,183)	(79,775)
Software purchased and developed	(21,913)	(7,720)	(17,038)
Payments for acquisitions, net of cash acquired
Payments for acquisitions, net of cash acquired	(341,606)	(49,370)	—
Extinguishment of SRA long-term debt and costs	(1,100,698)	—	—
Reimbursement of SRA-related expenses	(29,885)	—	—
Proceeds from business dispositions	34,001	3,000	171,288
Proceeds from disposals of assets	3,714	7,624	549
Other investing	(9,512)	—	—
Cash (used in) provided by investing activities	(1,605,319)	(116,649)	75,024

Cash flows from financing activities
Borrowings under lines of credit	200,000	—	—
Repayments of borrowings under lines of credit	(150,000)	—	—
Borrowings of long-term debt	2,800,000	—	—
Payments of long-term debt	(20,000)	—	—
Debt issuance costs	(56,415)	—	—
Excess tax benefit from stock-based compensation	605	—	—
Proceeds from stock options and other common stock transactions	3,692	—	—
Repurchase of common stock	(50,000)	—	—
Special Dividend payment	(1,147,807)	—	—
Dividends paid	(16,252)	—	—
Repayment of Transitory Note	(350,038)	—	—
Payments on lease liability	(16,497)	(28,902)	(43,832)
Payments to noncontrolling interest	(18,000)	—	—
Net transfers to CSC	(10,425)	(340,387)	(615,237)
Other financing	7,977	—	—
Cash provided by (used in) financing activities	1,176,840	(369,289)	(659,069)

Net increase (decrease) in cash and cash equivalents	125,037	1,000	(6,233)
Cash and cash equivalents at beginning of period	4,979	3,979	10,212
Cash and cash equivalents at end of period	$130,016	$4,979	$3,979
See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Note 1—Summary of Significant Accounting Policies

Description of the Business

CSRA Inc. (“CSRA” or “the Company”) is a provider of IT services to the U.S. federal government. CSRA delivers IT, mission, and operations-related services across the U.S. federal government to the Department of Defense (“DoD”), Intelligence Community and homeland security, civil and healthcare agencies, as well as to certain state and local government agencies through two segments: (1) Defense and Intelligence and (2) Civil.

The Spin-Off

On November 6, 2015, CSRA’s Registration Statement on Form 10, as amended (the “Registration Statement on Form 10”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On November 27, 2015 (the “Distribution Date”), Computer Sciences Corporation (“CSC” or “Parent”) completed the spin-off of CSRA, including the Computer Sciences GS Business (as defined in the Information Statement attached as Exhibit 99.1 to CSRA’s Registration Statement on Form 10 (the “Information Statement”)) to CSC shareholders of record(the “Spin-Off”). We refer to this series of internal transactions as the “Internal Reorganization.” For a more detailed description of the Spin-Off, see “The Transactions” in the Information Statement. To effect the separation, CSC distributed all of the shares of CSRA common stock on a pro rata basis to the record holders of CSC common stock(the “Distribution”). Following the Distribution, CSC and CSRA paid a special dividend which, in aggregate, totaled $10.50 per share (the “Special Dividend”), of which $2.25 was paid by CSC and $8.25 was paid by CSRA. The portion of the Special Dividend paid by CSC was funded by a note payable to CSC that CSRA repaid with the incurrence of additional indebtedness as described in the Information Statement.

The Mergers

Following the Spin-Off, on November 30, 2015, CSRA also completed its previously announced mergers which resulted in SRA Companies, Inc. (“SRA Parent”) merging with and into a wholly-owned subsidiary of CSRA (the “Mergers”). As a result, SRA International Inc. (“SRA”) became an indirect wholly-owned subsidiary of CSRA. Pursuant to the Merger Agreement, CSRA agreed to pay merger consideration consisting of cash and shares of CSRA. Merger consideration consisted of (1) $390,000 in cash and (2) shares of CSRA common stock representing in the aggregate approximately 15.32% of the total number of shares of CSRA common stock outstanding immediately after the Mergers were completed. CSRA common stock began regular-way trading on the New York Stock Exchange on November 30, 2015 under the ticker symbol CSRA.
Basis of Presentation and Principles of Consolidated and Combined
The accompanying Consolidated and Combined Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. CSRA’s Registration Statement on Form 10 became effective after October 2, 2015, the end of our fiscal second quarter, and the Spin-Off and the Mergers were not consummated until November 27, 2015 and November 30, 2015, respectively. Accordingly, the Consolidated and Combined Financial Statements include both consolidated and combined financial statements as described below.

The period prior to the Spin-Off includes:

•	the Combined Financial Statements for the year ended March 28, 2014, which includes a full year of the Computer Sciences GS Business results;

•	the Combined Financial Statements for the year ended April 3, 2015, which includes a full year of the Computer Sciences GS Business results; and

•	the Combined Financial Statements for the period of April 4, 2015 to November 27, 2015, which includes the operating results of the Computer Sciences GS Business.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

The period subsequent to the Spin-Off includes:

•
the Consolidated Financial Statements for the period of November 28, 2015 to April 1, 2016, which includes consolidated operating results for CSRA including the activity and operating results of SRA subsequent to the Merger.

Prior to the Spin-Off, the Computer Sciences GS Business consisted of the business of CSC’s North American Public Sector segment and did not operate as a separate, stand-alone entity; rather, it operated as part of CSC prior to the Spin-Off and its financial position and the related results of operations, cash flows and changes in parent equity were reported in CSC’s Consolidated Financial Statements. After the Spin-Off, CSC does not have any beneficial ownership of CSRA or the Computer Sciences GS Business, and the Computer Sciences GS Business results will not be reported in CSC’s financial results.

The Consolidated and Combined Financial Statements and notes of CSRA include CSRA, its subsidiaries, and the joint ventures and partnerships over which CSRA (or the Computer Sciences GS Business for periods prior to the Spin-Off) has a controlling financial interest. CSRA (or the Computer Sciences GS Business for periods prior to the Spin-Off) uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities’ operating and financial policies.

The accompanying Consolidated and Combined Financial Statements for the period prior to the Spin-Off are prepared on a carved-out and combined basis from the combined financial statements of the Computer Sciences GS Business of CSC as the Computer Sciences GS Business was not a separate entity prior to the Spin-Off. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the Computer Sciences GS Business. CSC’s cash was not assigned to CSRA or the Computer Sciences GS Business for any of the periods presented prior to the Spin-Off because those cash balances are not directly attributable to the Computer Sciences GS Business or CSRA. For periods prior to the Spin-Off, the Computer Sciences GS Business reflected transfers of cash to and from CSC’s cash management system as a component of Net Parent Investment on the audited Combined Balance Sheets. CSC’s long-term debt has not been attributed to CSRA or the Computer Sciences GS Business for any of the periods presented because CSC’s borrowings are neither directly attributable to CSRA nor is CSRA (or the Computer Sciences GS Business for periods prior to the Spin-Off) the legal obligor of such borrowings. All intercompany transactions of CSRA have been eliminated in consolidation and combination. Related party transactions between CSRA and CSC or the Computer Sciences GS Business and other businesses of CSC are reflected as related party transactions. See Note 2—Related Party Transactions and Corporate Allocations.

For periods prior to the Spin-Off, the Combined Financial Statements include all revenues and costs directly attributable to the Computer Sciences GS Business and an allocation of expenses related to certain CSC corporate functions including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. These expenses had been allocated to the Computer Sciences GS Business based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. The Computer Sciences GS Business considered these allocations to be a reasonable reflection of the utilization of services by, or benefit provided to it. However, the allocations may not be indicative of the actual expense that would have been incurred had the Computer Sciences GS Business operated as an independent, stand-alone entity for the periods presented.

Prior to the Spin-Off, CSC maintained various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The employees of the Computer Sciences GS Business participated in those plans and a portion of the cost of those plans for the periods prior to the Spin-Off is included in the Combined Financial Statements for periods prior to the Spin-Off. However, the Combined Balance Sheets do not include any net benefit plan obligations unless the benefit plan covered only the Computer Sciences GS Business's active, retired and other former employees or any expense related to share-based compensation plans. See Note 17 — Pension and Other Postretirement Benefit Plans and Note 18 — Share-Based Compensation Plans to the Consolidated and Combined Financial Statements for a further description of the accounting for our benefit plans and share-based compensation, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

For the fiscal period ended April 1, 2016, CSRA changed the method used to estimate the interest and service cost components of net periodic cost for its post-retirement benefit plans. See Note 17—Pension and Other Postretirement Benefit Plans for a discussion of this change.
For periods presented that are prior to the Spin-Off, the Combined Financial Statements include current and deferred income tax expense that has been determined for the legacy Computer Sciences GS Business as if it were a separate taxpayer (i.e., following the separate return methodology).
In the Consolidated and Combined Statements of Cash Flows for the year ended April 1, 2016, CSRA changed its practice to present the required disclosure of amounts of interest (net of amounts capitalized) and income taxes paid during the period from within the Combined Statements of Cash Flows to Note 20 - Statement of Cash Flows. The change was made to expand the amount of useful supplemental disclosure associated with the operating and financing activities of CSRA during the period. See Note 20—Statements of Cash Flows for such additional supplemental disclosure.

CSRA reports its results based on a fiscal year convention that comprises four thirteen-week quarters.Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 was a fourteen-week quarter. For accounting purposes, the Consolidated and Combined Financial Statements reflect the financial results of SRA from the date of the Merger to March 31, 2016 consolidated with the Computer Sciences GS Business for the year ended April 1, 2016.

Reclassification

Certain amounts reported in CSRA’s prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on our net income or financial position as previously reported.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect certain amounts reported in the Consolidated and Combined Financial Statements and accompanying notes. These estimates are based on management’s best knowledge of historical experience, current events and various other assumptions that management considers reasonable under the circumstances. Actual results could differ from those estimates. Amounts subject to significant judgment and/or estimates include, but are not limited to, determining the fair value of assets acquired and liabilities assumed, costs to complete fixed-price contracts, cash flows used in the evaluation of impairment of goodwill and other long-lived intangible assets, certain deferred costs, collectability of receivables, reserves for tax benefits and valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing stock-based compensation and pension related liabilities.
Summary of Significant Accounting Policies
Revenue Recognition
Substantially all of CSRA’s revenue is derived from contracts with departments and agencies of the U.S. federal government, as well as other state and local government agencies. CSRA generates its revenue from the following types of contractual arrangements: time and materials contracts, firm-fixed-price contracts and cost-reimbursable-plus-fee contracts. CSRA also provides services to CSC, which are included in related party revenue.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Total revenues by customer type were:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
U.S. federal government	$3,881,913	$3,720,275	$3,898,083
State and local government	356,926	330,254	198,062
Other	11,608	19,217	6,491
Total revenue	$4,250,447	$4,069,746	$4,102,636
Revenue on time-and-materials contracts is recognized as hours are worked based on contractual billing rates as services are provided, plus the cost of any allowable material costs and out-of-pocket expenses.
Revenue on firm-fixed-price contracts is primarily recognized using the percentage-of-completion method based on actual costs incurred relative to total estimated costs for the contract. These estimated costs are updated during the term of the contract and may result in revision by CSRA of recognized revenue and estimated costs in the period in which the changes in estimates are identified.
Significant adjustments on a single contract could have a material effect on the Company's Consolidated and Combined Financial Statements. Where such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No discrete event or adjustments to an individual contract were material to the accompanying Consolidated and Combined Financial Statements for each of the three years ended April 1, 2016, April 2, 2015, and March 28, 2014.
The effect of aggregate Estimate-At-Completion net positive adjustments before taxes and noncontrolling interests due to changes in estimated profitability on firm-fixed-price contracts accounted for under the percentage-of-completion method totaled approximately $64,000, $77,000, and $86,000 for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively.
Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, generally based on the allowable costs incurred during the period plus any recognizable earned fee. CSRA considers fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee arrangements, CSRA recognizes income when such fees are probable and estimable. Estimates of the total fee to be earned are made based on contract provisions, prior experience with similar contracts or customers, and management’s evaluation of the performance on such contracts. Contract costs, including indirect expenses, are subject to audit by the Defense Contract Audit Agency (“DCAA”) and, accordingly, are subject to possible cost disallowances. Executive compensation that CSRA determines to be allowable for cost reimbursement based on management’s estimates is recognized as revenue, net of reserves. Management’s estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, CSRA’s and other government contractors’ experiences with the DCAA audit practices in this industry and relevant decisions of courts and boards of contract appeals.
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of CSRA’s contracts, developing total revenue and cost at completion estimates requires the use of significant judgment. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other “out-of-pocket” costs that often include, but are not limited to, travel-related costs and telecommunications charges. CSRA recognizes revenue and billable expenses from these transactions on a gross basis because it is the primary obligor on contracts with customers. The contracts that required estimates-at-completion (“EACs”) using the percentage-of-completion method were approximately 43.4%, 42.3% and 49.3% of CSRA’s revenues for twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Certain contracts that require EACs using the percentage-of-completion method are regularly reviewed by CSRA regarding project profitability and underlying estimates. CSRA prepares EACs for its contracts that include an estimated contract operating margin based initially on estimated contract sales and cost. Revisions to EACs are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Since contract costs are typically incurred over a period of several years, estimation of these costs requires the use of judgment. Factors considered in estimating the cost of the work to be completed include the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, the effect of any delays in performance, and the level of indirect cost allocations.
Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.
Amounts billed and collected but not yet earned as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. federal government contracts, including indirect costs, are subject to audit and adjustment through negotiations between CSRA and government representatives. Further, as contracts are performed, change orders can be a regular occurrence and may be unpriced until negotiated with the customer. Unpriced change orders are included in estimated contract sales when they are probable of recovery in an amount at least equal to the cost. Amounts representing claims (including change orders unapproved as to both scope and price) and requests for equitable adjustment are included in estimated contract revenues when they are reliably estimable and realization is probable.
CSRA’s U.S. federal government contracts generally contain Federal Acquisition Regulation (“FAR”) provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If a contract is terminated for default, CSRA may not be entitled to recover any of its costs on partially completed work and may be liable to the government for re-procurement costs of acquiring similar products or services from another contractor and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred prior to the effective date of termination, plus a reasonable profit and settlement expenses. As of April 1, 2016, April 3, 2015 and March 28, 2014, CSRA did not have any contract terminations in process that would have a material effect on the consolidated and combined financial position, results of operations or cash flows.
CSRA develops highly-customized software for certain government customers by entering into arrangements that may include post-contract customer support and other software-related services.  These arrangements are accounted for under contract accounting, and vendor-specific objective evidence (“VSOE”) of fair value is required to allocate and recognize revenue for each element.  VSOE of fair value is determined based on the price charged where each deliverable is sold separately. In situations where VSOE of fair value exists for all undelivered elements, but not a delivered element (typically the software), the residual method is used to allocate revenue to the undelivered elements equal to their VSOE value with the remainder allocated to the delivered element.  When VSOE is available for the undelivered elements, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method described above.  In those arrangements where VSOE of fair value does not exist for the undelivered elements, revenue is deferred until only one undelivered element remains and then is recognized ratably as the final element is delivered, beginning with substantial completion and delivery of the highly-customized software.
All other revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Property and Equipment and Intangibles
CSRA’s depreciation and amortization policies are as follows:

Useful Life (in years)
Property and equipment:
Buildings	Up to 40
Computers and related equipment	3 to 5
Furniture and other equipment	5 to 10
Leasehold improvements	Shorter of lease term or useful life
Other leased assets	Greater of lease term or useful life
Intangibles:
Internal use software	2 to 7
External use software	2 to 7
Customer related intangibles	Expected customer service life
Other intangible assets	3 to 8
The cost of property and equipment is depreciated using predominately the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use.
Acquired contract-related and customer-related intangible assets are amortized in proportion to estimated undiscounted cash flows over the estimated useful life of the asset or on a straight-line basis if cash flows cannot be reliably estimated.
CSRA capitalizes costs incurred to develop commercial software products to be sold, leased or otherwise marketed after establishing technological feasibility until such time that the software products are available for general release to customers. Costs incurred to establish technological feasibility are expensed as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Amortization of capitalized software development costs is determined separately for each software product. Annual amortization expense is calculated based on the greater of the ratio of current gross revenues for each product to the total of current and anticipated future gross revenues for the product or the straight-line amortization method over the estimated economic life of the product.
Unamortized capitalized software costs associated with commercial software products are regularly evaluated for impairment on a product-by-product basis by a comparison of the unamortized balance to the product’s net realizable value. The net realizable value is the estimated future gross revenues from that product reduced by the related estimated future costs. When the unamortized balance exceeds the net realizable value, the unamortized balance is written down to the net realizable value and an impairment charge is recorded.
CSRA capitalizes costs incurred to develop internal-use computer software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional functionality are also capitalized. Capitalized costs associated with internal-use software are amortized on a straight-line basis over the estimated useful life of the software. Purchased software is capitalized and amortized over the estimated useful life of the software. Internal-use software assets are evaluated for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Pension and Other Benefit Plans
The employees of CSRA and its subsidiaries are participants in employer-sponsor defined benefit and defined contribution plans. CSRA’s defined benefit plans included both pension and other post-retirement benefit plans.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

CSRA recognizes net actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, annually during the fourth quarter of each year, or if there is an interim remeasurement event, as a component of net periodic benefit or cost.
CSRA utilizes actuarial methods to measure the benefit obligations and net periodic cost or income for its pension and other post-retirement benefit plans. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases, and medical cost trend rates. CSRA evaluates these assumptions annually and updates assumptions as necessary. The fair value of pension assets is determined based on the prevailing market prices or estimated fair value of investments when quoted prices are not available. The service and interest costs components of periodic cost or income are estimated using a full yield curve approach by applying the specific spot rates along the yield curve to the relevant projected cash flow.
Share-Based Compensation
CSRA provides share-based compensation to certain employees and non-employee Board of Director members. All share-based payment awards, which include stock options, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”), are classified as equity instruments. CSRA recognizes compensation expense based on each award’s grant-date fair value, net of estimated forfeitures. The cost of share-based compensation is equal to the fair value of the awards issued and is recognized over the periods the services are rendered.
Acquisition Accounting and Goodwill
When CSRA acquires a controlling financial interest through a business combination, CSRA uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the fair value of the assets acquired and liabilities assumed is recognized as goodwill.
Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in the Consolidated and Combined Financial Statements from the acquisition date.
CSRA tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include the loss of significant business, significant reductions in federal government appropriations or other significant adverse changes in industry or market conditions.
The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If CSRA determines that it is more likely than not that a reporting unit’s carrying value exceeds its fair value, then it proceeds with the subsequent two-step goodwill impairment testing process. However, CSRA has the option to bypass this initial qualitative assessment for its annual test and proceed directly to step one of the two-step process for one or more of its reporting units.
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. The accounting guidance for fair value measurements establishes a three level fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2— Quoted prices for similar assets or liabilities or quoted market prices for identical or similar assets in markets that are not active.
Level 3— Valuations derived from valuation techniques in which one or more significant inputs are observable.
The assets and liabilities which are valued using the fair value measurement guidance, on a recurring basis, include the Company’s pension assets and derivative instruments consisting of interest rate swap contracts and total return swaps. Pension assets are valued using model based pricing methods that use observable market data; as such these inputs are considered Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use observable interest rate yield curves as inputs, which are considered Level 2 inputs. Total return swaps are settled on the last day of every fiscal month. Therefore, the value of any swaps outstanding as of any balance sheet date is not material. No significant assets or liabilities are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These include assets and liabilities acquired in a business combination, equity-method investments and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.
The Company’s financial instruments include cash, trade receivables, vendor payables, derivative financial instruments, debt, and pension assets. As of April 1, 2016, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. See Note 9 — Derivative Instruments, Note 15 — Debt, and Note 17 — Pension and Other Postretirement Benefit Plans for a discussion of the fair value of the Company’s derivative financial instruments, debt, and pension assets, respectively.

Receivables
Receivables consist of amounts billed and currently due from customers, as well as amounts currently due but unbilled. Unbilled receivables include amounts (1) to be billed in following month in the ordinary course of business; (2) measured under the percentage-of-completion method of accounting; and (3) retained by the customer until the completion of a specified contract, completion of government audit activities or until negotiation of contract modification or claims. Allowances for uncollectable billed and unbilled receivables are estimated based on a combination of write-off history, aging analysis and any specific and known collectability issues.
Impairment of Long-Lived Assets
CSRA evaluates the carrying value of long-lived assets expected to be held and used when events or circumstances indicate a potential impairment. The carrying value of a long-lived asset group are considered to be impaired when the anticipated undiscounted cash flows from such asset group are separately identifiable and are less than the group’s carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using the present value of expected cash flows based on multiple scenarios that reflect a range of possible outcomes. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
Income Taxes
Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities. CSRA maintains valuation allowances when, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
CSRA recognizes uncertain tax positions in the Consolidated and Combined Financial Statements when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement.
Cash and Cash Equivalents
CSRA considers investments with an original maturity of three months or less to be cash equivalents.
Net Parent Investment
Net Parent Investment in the Consolidated and Combined Balance Sheets represents the former Parent’s historical investment in CSRA prior to the Spin-Off, and includes accumulated net income and the net effect of transactions with, and cost allocations from, the former Parent. Note 2 — Related Party Transactions and Corporate Allocations provides additional information regarding the allocation to CSRA of expenses incurred by the former Parent.
Derivative and Hedging Activities
The Company uses derivative instruments to manage interest rate risk on outstanding debt. The Company also uses a total return swap program to hedge market volatility on the notional investments underlying the Company’s non-qualified deferred compensation plan.

The Company designates interest rate swaps as hedges for purposes of hedge accounting, through a match of all the critical terms of the derivative and the hedged interest rate risks, and recognizes all such derivative instruments as either assets or liabilities in the Consolidated and Combined Balance Sheet at fair value. These derivative instruments are classified by their short- and long-term components, based on the fair value anticipated timing occurring within one year or beyond one year. The effective portion of changes in the fair value of derivative instruments designated and that qualify for cash flow hedges are reflected as adjustments to other comprehensive income, net of tax, and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Total return swaps are not designated as hedges for purposes of hedge accounting. These instruments are recorded at their respective fair values and the change in their value is reported in Cost of services and Selling, general and administrative expenses consistent with the changes in value of the non-qualified deferred compensation plan liability.

All cash flows associated with the Company's derivative instruments are classified as operating activities in the Consolidated and Combined Statements of Cash Flows.

Foreign Currency Translation
The assets and liabilities of foreign subsidiaries are translated from their respective functional currency to U.S. dollars using year end exchange rates, income and expense accounts are translated at the average exchange rates for the reporting period, and equity accounts are translated at historical rates. The resulting translation adjustment is reported as a component of accumulated other comprehensive income (loss).

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

New Accounting Standards
During the twelve months ended April 1, 2016, CSRA adopted the following Accounting Standard Update (“ASU”):
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This ASU eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statements of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statements of financial position. As permitted, CSRA early adopted ASU 2015-17, effective for the period ended January 1, 2016 and applied it retrospectively to all periods presented. The impact of the early adoption of ASU 2015-17 on balances previously reported as of April 3, 2015 was a reclassification of $89,608 from current deferred income tax liabilities to Noncurrent deferred income tax liabilities in the Consolidated and Combined Balance Sheets.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Early adoption is permitted for any interim or annual financial statements that have not been issued; accordingly, CSRA early adopted ASU 2015-16 effective for the three- and nine-month periods ended January 1, 2016 and will apply ASU 2015-16 to future adjustments to provisional amounts. Early adoption of ASU 2015-16 did not have a material impact on CSRA’s Consolidated and Combined Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts and premiums. Amortization of the costs will continue to be reported as interest expense. Subsequently, in August 2015, the FASB issued ASU No. 2015-15 Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which incorporates the SEC staff’s announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. The ASU clarifies that debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-03 is effective retrospectively for annual periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. The adoption of ASU 2015-15 is effective upon adoption of ASU 2015-03. As permitted, CSRA early adopted ASU 2015-03 and ASU 2015-15 effective for the fiscal period ended April 1, 2016 resulting in a direct deduction from the carrying amount of CSRA’s debt liability of $45,676 in the Consolidated and Combined Balance Sheet.
Standards Issued But Not Yet Effective
The following ASUs were recently issued but have not yet been adopted by CSRA:
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, ASC Topic 606, Revenue from Contracts with Customers that will change the way we recognize revenue and significantly expand the

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

disclosure requirements for revenue arrangements. On July 9, 2015, the FASB approved a one-year deferral of the effective date, which for CSRA would make the standard effective at the start of fiscal year 2019. The FASB provided an option that would permit us the ability to adopt the standard beginning fiscal year 2018. Early adoption prior to fiscal year 2018 is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations.

The new standard requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point-in-time or over time. This and other requirements could change the method or timing of revenue recognition for our firm-fixed-price and cost-reimbursable-plus-fee contract portfolio. As a result, we are applying an integrated approach to analyzing the standard’s impact on our contract portfolio, including a review of accounting policies and practices, evaluating differences from applying the requirements of the new standard to our contracts and business practices, and assessing the need for system changes or enhancements. As changes in estimated profit will be recognized in the period they are identified, rather than prospectively over the remaining contract term, the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the period they are identified. While our assessment continues, we have not yet selected a transition date or method nor have we yet determined the effect of the standard on our Consolidated and Combined Financial Statements and, as a result, our evaluation of the effect of the new standard will extend into future periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes the current guidance related to accounting for leases. The guidance requires lessees to recognize most leases on-balance sheet via a right of use asset and lease liability. ASU 2016-02 will also require expanded qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from CSRA leases. The standard is required to be adopted using the modified retrospective approach. The standard will be effective for the first interim period within annual periods beginning after December 15, 2019 with early adoption permitted. CSRA is currently evaluating the impact of adoption on CSRA’s Consolidated and Combined Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions related to accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statements of cash flows when an employer withholds shares for tax-withholding purposes. The standard will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. CSRA is currently evaluating the impact the adoption of ASU 2016-09 may have on CSRA’s Consolidated and Combined Financial Statements.

Other recently issued ASUs effective after April 1, 2016 are not expected to have a material effect on CSRA’s Consolidated and Combined Financial Statements.
Note 2—Related Party Transactions and Corporate Allocations
Corporate Allocations
The Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows include an allocation of general corporate expenses from CSC for periods prior to Spin-Off. The financial information in these Consolidated and Combined Financial Statements does not necessarily include all the expenses that would have been incurred by CSRA had it been a separate, stand-alone entity during that time. The management of CSRA considered these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, it. The allocation methods include relative headcount, actual services rendered and relative space utilization. Allocations for management costs and corporate support services provided to CSRA totaled $133,395, $212,388 and $264,426 for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively. These

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. Following the Spin-Off, CSRA performs all corporate functions that were previously performed by CSC. As of April 1, 2016, CSRA had a net payable of $6,500 related to settlement of equity awards.

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
CSRA will pay CSC an annual net maintenance fee of $30,000 per year for each of the five years following the
Distribution in exchange for maintenance services including the rights to updates and patches of certain products as well as all inventions, modifications, improvements, enhancements and updates derived from certain licensed products. In addition, CSRA will pay CSC an additional 0.5% of total consolidated revenues in excess of $7,000,000 and 5% of total revenues from its cloud computing services in excess of $600,000 in any such fiscal year during the initial five-year term. On December 9, 2015, CSRA paid the $30,000 maintenance fee for year one, which is included in Prepaid expenses and other current assets in the Consolidated and Combined Balance Sheets and will be amortized on a straight line basis over one year. During the year ended April 1, 2016, CSRA amortized $10,000 to expense in Selling, general and administrative (“SG&A”) in the Consolidated and Combined Statements of Operations.

CSRA entered into a Tax Matters Agreement with CSC that governs the respective rights, responsibilities and obligations of CSC and CSRA with respect to all tax matters, and includes restrictions designed to preserve the tax-free status of the Distribution. CSRA has joint and several liability with CSC to the IRS for the consolidated U.S.
Federal income taxes of the CSC consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which CSRA bears responsibility, and CSC agrees to indemnify us against any amounts for which we are not responsible. During the year ended April 1, 2016, CSRA did not incur charges payable to CSC under the Tax Matters Agreement.

CSRA entered into a Real Estate Matters Agreement with CSC that governs the respective rights and responsibilities between CSRA and CSC following the Spin-Off with respect to real property used by CSRA but not owned by CSRA or leased directly from a third party, including the allocation of space within shared facilities and the allocation of stand-alone facilities between CSRA and CSC. As of April 1, 2016, CSRA recorded $1,359 as a reduction of facilities cost related to rental income in SG&A from CSC under the Real Estate Matters Agreement.
Note 3—Acquisitions
Fiscal 2016
As discussed in Note 1—Summary of Significant Accounting Policies, on November 30, 2015, CSRA completed its previously announced Mergers which resulted in SRA Parent merging with and into a wholly-owned subsidiary of CSRA. As a result, SRA became an indirect wholly-owned subsidiary of CSRA. The Mergers are expected to provide clients, investors and employees of both companies with significant benefits that include a vastly expanded portfolio of expertise, cost competitiveness and increased financial strength which will position the merged company well for future growth opportunities and the ability to attract industry-leading talent.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

The Mergers are reflected in CSRA’s financial statements using the acquisition method of accounting, with CSRA being considered the accounting acquirer of SRA. The total merger consideration (“Merger Consideration”) transferred was $2,299,575, which consisted of (1) $390,000 in cash (gross of cash acquired of $48,309) and (2) 25,170,564 shares of CSRA common stock representing in the aggregate 15.32% of the total number of shares of CSRA common stock outstanding, gross of shares withheld for taxes, immediately after the Mergers were completed. The fair market value of shares was determined based on a volume-weighted average price of $30.95 per CSRA share on November 30, 2015, the first day of CSRA’s regular-way trading on the NYSE. Liabilities paid at closing consisted of (1) $1,100,698 related to SRA debt and (2) $29,885 of acquiree-related transaction costs.
CSRA recorded, on a preliminary basis, the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. See Note 11—Intangible Assets for further discussion of the measurement considerations for acquired intangible assets. The following table reflects the preliminary fair values of assets acquired and liabilities assumed as of November 30, 2015:

Preliminary allocation:
Cash, accounts receivable and other current assets	$301,993
Property, equipment and other long-term assets	47,266
Intangibles—customer relationships, backlog and other intangibles assets	890,500
Accounts payable and other current liabilities	(193,106)
Other long-term liabilities	(26,030)
Deferred tax liabilities	(261,427)
Total identified net assets acquired	759,196

Goodwill	1,540,379

Estimated total purchase consideration and liabilities paid at closing	$2,299,575

The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill is not expected to be deductible for tax purposes. Goodwill arising from the acquisition has been allocated on a preliminary basis to CSRA’s reporting units based on the relative fair value of assets acquired. The resulting preliminary allocation to CSRA’s reportable segments is as follows: $334,916 allocated to Defense and Intelligence and $1,205,463 allocated to Civil.

The fair values of assets acquired and liabilities assumed are preliminary and based on a valuation estimates and assumptions that are subject to change and could result in material changes. During the fourth quarter, the Company made certain valuation adjustments to provisional amounts previously recognized. These adjustments resulted in a $12,299 reduction of the goodwill primarily due to fair value adjustments made to property and equipment, and a reduction in above-market lease liabilities offset, in part, by an increase in related deferred tax liabilities. The amount of the depreciation and rent expense recorded in current period earnings that should have been recorded in previous reporting period had the adjustments to the provisional amounts been recognized as of the acquisition date is approximately $947 and $167, respectively.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents results as if the Spin-Off and the Mergers and the related financing had occurred on March 29, 2014. The historical combined financial information of CSRA and SRA has been adjusted in the pro forma information to give effect to the events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the consolidated and combined results. The consolidated financial information of SRA includes merger and integration costs that are not expected to recur and impact the combined results over the long-term. The unaudited pro forma results do not reflect future events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Mergers. Accordingly, the unaudited pro forma financial

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on March 29, 2014, nor is it necessarily an indication of future operating results.

	Twelve Months Ended April 1, 2016
	CSRA Twelve Months Ended April 1, 2016	Historical SRA April 1 - November 30, 2015	Effects of Spin-Off (a)	Effects of Mergers (b)	Pro Forma for Spin-Off and Merger
Revenue	$4,250,447	$949,661	$—	$(1,844)	$5,198,264
Income (loss) from continuing operations attributable to CSRA Shareholders	87,145	(40,289)	79,868	99,784	226,508

Income per common share:
Basic	$0.54				$1.40
(a) Income from continuing operations attributable to CSRA Shareholders effected for the Spin-Off excludes $87,017 of non-recurring costs incurred to give effect to the separation of the Computer Sciences GS Business from CSC.
(b) Income from continuing operations effected for the Merger excludes $68,259 of non-recurring costs incurred to give effect to the merger of SRA and CSRA.

	Twelve Months Ended April 3, 2015
	Historical Computer Sciences GS Twelve Months Ended April 3, 2015	Historical SRA April 1 - March 31, 2015	Effects of Spin-Off	Effects of Mergers	Pro Forma for Spin-Off and Merger
Revenue	$4,069,746	$1,377,239	$—	$(3,015)	$5,443,970
Income (loss) from continuing operations attributable to Parent	253,634	(16,026)	(288,656)	(1,222)	(52,270)

Income (loss) per common share:
Basic	$1.82				$(0.32)
Fiscal 2015
During the fourth quarter of fiscal 2015, the Computer Sciences GS Business acquired Autonomic Resources for $14,000 in an all-cash transaction. Autonomic Resources, a cloud computing infrastructure provider, was acquired by the Computer Sciences GS Business to expand cloud offerings in the federal and other government markets. This acquisition will help grow the Computer Sciences GS Business presence as a provider of infrastructure-as-a-service, platform-as-a-service, and software-as-a-service cloud offerings to government agencies. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, as follows: $1,314 to assets, $1,132 to liabilities, and $13,818 to goodwill. All of the acquired goodwill is tax deductible. The acquisition of Autonomic Resources is reported in the Civil segment.
During the second quarter of fiscal 2015, the Computer Sciences GS Business acquired Tenacity Solutions for $35,514 in an all-cash transaction. The Computer Sciences GS Business acquired this entity primarily to enhance its cyber security, systems engineering and software development service offerings in the federal intelligence sector. The preliminary purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, as follows: $3,876 to assets, $9,400 to an intangible asset other than goodwill, $8,447 to current liabilities and $30,685 to goodwill. The intangible asset, which is associated with customer relationships and government programs, will be amortized over 15 years. All of the acquired goodwill is tax deductible. The acquisition of Tenacity is reported in the Defense and Intelligence segment.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Note 4—Divestitures
Fiscal 2016
On April 27, 2015, the Computer Services GS Business divested its wholly-owned subsidiary, Welkin Associates Limited (“Welkin”), a provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of Defense clients. The Computer Sciences GS Business received consideration of $34,000, and recorded a pre-tax gain on the sale of $18,464, which is included in Other (income) expense, net on the Consolidated and Combined Statements of Operations. Included in the divested net assets of $13,788 was $10,717 of goodwill and transaction costs of $1,748. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on the Computer Sciences GS Business’s operations and financial results.
Fiscal 2015
During fiscal year 2015, the Computer Sciences GS Business recorded a $1,877 loss from discontinued operations, net of taxes, related to the fiscal 2014 divestiture of the Applied Technology Division (“ATD”), which included $967 related to the resolution of certain contingencies and $910 for net working capital adjustments, which reduced the total gain on the sale.
Fiscal 2014
In the second quarter fiscal 2014, the Computer Sciences GS Business completed the sale of a portion of the Applied Technology Division (“ATD”), which represents the Computer Sciences GS Business’s portion of its base operations, aviation and ranges services business unit, to a strategic investor for cash consideration of $177,984 plus a net working capital adjustment receivable of $6,212. The ATD divestiture resulted in a pre-tax gain of $55,148, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $5,474. The divestiture met the criteria for and is presented as discontinued operations in the Combined Statements of Operations.
Following is the summary of the results of the discontinued operations:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Operations
Revenues	$—	$—	$200,516

(Loss) income from discontinued operations, before taxes	—	(1,527)	19,376
Tax benefit (expense)	—	560	(9,147)
Net (loss) income from discontinued operations	$—	$(967)	$10,229

Disposal
(Loss) gain on disposition	$—	$(910)	$55,148
Tax expense	—	—	(777)
(Loss) gain on disposition, net of taxes	—	(910)	54,371

(Loss) income from discontinued operations, net of taxes	$—	$(1,877)	$64,600

The tax expense on the gain on sale of ATD was minimal due to the differences between the book and tax basis of assets sold.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Note 5—Earnings Per Share

On the Distribution Date, CSRA had 139,128,158 common shares outstanding. The calculation of both basic and diluted earnings per share for the years ended April 3, 2015 and March 28, 2014 utilizes the Distribution Date common shares because at that time, CSRA did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the Distribution Date.
The calculation of basic earnings (loss) per share for the year ended April 1, 2016 utilized 162,192,759 shares based on the weighted-average shares outstanding between the Distribution Date and the end of the period. The total period from the distribution date to the end of the fiscal year was used as the basis for the calculation instead of using the whole twelve-month period. The calculation of diluted earnings (loss) per share for the year ended April 1, 2016 utilized 163,584,621, reflecting the dilutive impact of 1,391,862 shares of outstanding stock options, restricted stock units, and performance-based stock units issued or granted since the Distribution Date. The computation of diluted earnings (loss) per share excluded stock options and RSUs, whose effect, if included, would have been anti-dilutive. The number of shares related to such stock options was 1,598 for the year ended April 1, 2016. The total period from the distribution date to the end of the fiscal year was used as the basis for the basic and diluted calculation instead of using the whole twelve-month period.
During fiscal year 2016, the Company entered into a share repurchase agreement (see Note 19 — Stockholders’ Equity and AOCI) through which the Company repurchased 1,768,129 shares. These shares were included in the determination of common shares outstanding in the EPS calculation.
Basic earnings per common share (“EPS”) and diluted EPS are calculated as follows:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014

Net income:
From continuing operations	$102,922	$267,712	$253,718
Less: discontinued operations	—	(1,877)	64,600
Less: Net income attributable to noncontrolling interests	15,777	14,078	21,936
Net income attributable to CSRA common stockholders	$87,145	$251,757	$296,382

Common share information:
Common shares outstanding for basic EPS	162,192,759	139,128,158	139,128,158
Dilutive effect of stock options and equity awards	1,391,862	—	—

Weighted average number of common shares outstanding—diluted (1)	163,584,621	139,128,158	139,128,158

Earnings (loss) per share—basic and diluted:
Basic EPS:
Continuing operations	$0.54	$1.82	$1.67
Discontinued operations	—	(0.01)	0.46
Total	$0.54	$1.81	$2.13

Diluted EPS:
Continuing operations	$0.53	$1.82	$1.67
Discontinued operations	—	(0.01)	0.46
Total	$0.53	$1.81	$2.13
(1) Calculated based on number of days the shares were outstanding after the Spin-off and during which CSRA operated as a separate standalone entity for the fiscal year ended April 1, 2016.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Note 6—Receivables
Receivables consist of the following:

	As of
	April 1, 2016	April 3, 2015
Billed trade accounts receivable	$181,413	$210,471
Unbilled recoverable amounts under contracts in progress	578,107	496,230
Other receivables	13,003	4,759
Total accounts receivable	772,523	711,460

Allowances for doubtful accounts	(21,295)	(14,733)

Total receivables, net	$751,228	$696,727
Unbilled recoverable amounts under contracts in progress generally become billable upon achievement of project milestones, completion of specified contracts, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer. Unbilled recoverable amounts under contracts in progress expected to be collected after fiscal 2017, totaled $14,379.
Changes to the allowance for doubtful accounts for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively, are as follows:

	Twelve months ended
	April 1, 2016	April 3, 2015	March 28, 2014
Beginning balance	$14,733	$16,099	$13,573
Provision for (Reversal of) doubtful accounts	337	(265)	3,859
Provision for doubtful accounts in discontinued operations	—	—	198
Allowance from acquisition for government audit activities	6,236	—	—
Write-offs	(11)	(1,101)	(1,531)
Ending balance	$21,295	$14,733	$16,099
CSRA Sale of Receivables

After the Spin-Off, CSRA became the primary seller of certain accounts receivable under a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) that was first entered into on April 21, 2015 with the Royal Bank of Scotland, PLC (“RBS”), as Purchaser, along with Mitsubishi UFJ Financial Group Ltd, and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of CSRA’s eligible trade receivables.
The Purchase Agreement with RBS was subsequently amended in which RBS assigned its rights as a purchaser to The Bank of Tokyo-Mitsubishi UFJ, Ltd (“BTMU”) and The Bank of Nova Scotia, and Mizuho Bank, Ltd., each as a Purchaser. The amended agreement also converted the receivables purchase facility (the “Facility”) to a committed facility, extended the initial term to a two-year period and added CSRA as a guarantor.
Under the Facility, CSRA can sell eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts up to $450,000 outstanding at any one time. CSRA has no retained interests in the transferred receivables and only performs collection and administrative functions for the Purchaser for a servicing fee.

CSRA accounts for these receivable transfers as sales and de-recognizes the sold receivables from its Consolidated and Combined Balance Sheets. The fair value of the sold receivables approximated their book value

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

due to their short-term nature. CSRA estimated that its servicing fee was at fair value and, therefore, no servicing asset or liability related to these services was recognized as of April 1, 2016.

During the twelve months ended April 1, 2016, CSRA sold $1,798,004 and $698,072, respectively, of billed and unbilled receivables. Collections corresponding to these receivable sales were $2,323,868. As of April 1, 2016, there was $8,007 of cash collected by CSRA but not remitted to purchasers. CSRA incurred purchase discount and administrative fees of $2,197 for the twelve months ended April 1, 2016. These fees were recorded within other (income) expense, net in the Consolidated and Combined Statements of Operations.
The net impact of total receivables sold net of collections and fees related to accounts receivable sales was $170,011 for the twelve months ended April 1, 2016. The net cash proceeds under the Facility are reported as operating activities in the audited Consolidated and Combined Statements of Cash Flows because both cash received from purchases and cash collections are not subject to significant interest rate risk.

SRA Sale of Receivables

Upon consummation of the Mergers, CSRA assumed SRA’s separate accounts receivable purchase agreement. SRA maintains an accounts receivable purchase agreement under which SRA sells certain accounts receivable to a third party, or the Factor, without recourse to SRA. The Factor initially pays SRA 90% of the receivable and the remaining price is deferred and based on the amount the Factor receives from SRA’s customer. The structure of the transaction provides for de-recognition and sale treatment, on a revolving basis, of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the balance sheet, a loss on the sale is recorded and the deferred price is an account receivable until it is collected. The balance of the sold receivables may not exceed $56,000 at any time.

During the four months ended April 1, 2016, SRA sold $107,731 of SRA’s receivables and recognized a related loss of $261 in Other income (expense), net. Collections corresponding to these receivable sales were $105,121. Loss on the sale of receivables is recorded within Other (income) expense, net in the Consolidated and Combined Statements of Operations.

The net impact of total receivables sold net of collections and fees related to accounts receivable sales was $2,348 for the four months ended April 1, 2016 The net cash proceeds under SRA’s accounts receivable purchase agreement are reported as operating activities in the audited Consolidated and Combined Statements of Cash Flows because both cash received from purchases and cash collections are not subject to significant interest rate risk.
Note 7—Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	As of
	April 1, 2016	April 3, 2015
Deferred contract costs	$24,514	$55,110
Maintenance	41,320	27,842
Rent	5,364	5,267
Other	52,080	4,446
Total prepaid expenses and other current assets	$123,278	$92,665

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Note 8—Property and Equipment
Property and equipment consists of the following:

	As of
	April 1, 2016	April 3, 2015
Property and equipment—gross:
Land, buildings and leasehold improvements	$233,053	$131,885
Computers and related equipment	505,144	468,890
Furniture and other equipment	529,450	512,875
Construction in progress	35,467	19,878
	1,303,114	1,133,528
Less: accumulated depreciation	(773,027)	(696,796)
Property and equipment, net	$530,087	$436,732
Depreciation expense for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014 was $120,161, $113,742 and $120,394, respectively.
Note 9—Derivative Instruments
Derivatives Designated for Hedge Accounting
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan A Facilities. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of April 1, 2016, the Company had outstanding interest rate derivatives with a notional value of $1,400,000 which were designated as a cash flow hedge of interest rate risk.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (“AOCI”), net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reclassified $63 of the interest rate expense from AOCI into earnings in the Consolidated and Combined statements of operations for the year ending April 1, 2016. During the next twelve months, the Company estimates that approximately $5,509, net of tax, will be reclassified from AOCI into earnings.

The fair value of the Company’s derivative financial instruments was $11,064 as of April 1, 2016. These derivative instruments are classified by their short- and long-term components based the fair value of the anticipated timing of their cash flows. The current portion is included in the accounts payable and accrued expenses and the long-term portion is included in other long-term liabilities in the Consolidated and Combined balance sheets.
The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
Derivatives Not Designated for Hedge Accounting
Total Return Swaps
The Company utilizes total return swaps derivative contracts to manage exposure to market volatility of the notional investments underlying the Company’s deferred compensation obligations. These arrangements are entered into monthly and are settled on the last day of every fiscal month. For accounting purposes, these arrangements are

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

not designated as hedges. As changes in the fair value of the deferred compensation liabilities are recognized in Cost of services and Selling, general and administrative expenses, so too are the changes in the fair value of the total return swaps derivative contracts. The Company recorded $867 of gains attributable to the total return swaps in Cost of services and Selling, general, and administrative expenses in the Combined and Consolidated Statements of Operations for the twelve months ended April 1, 2016.
Note 10—Goodwill
The following tables summarize the changes in the carrying amount of goodwill, by reportable segment, as of April 1, 2016, April 3, 2015 and March 28, 2014.

	Defense and Intelligence	Civil	Total
Balance as of March 28, 2014	$460,712	$297,367	$758,079
Tenacity Solutions Acquisition	30,685	—	30,685
Autonomic Resources Acquisition	—	13,818	13,818
Balance as of April 3, 2015	$491,397	$311,185	$802,582
Welkin Divestiture	(10,717)	—	(10,717)
Tenacity Solutions Acquisition Working Capital Adjustment	(86)	—	(86)
SRA Acquisition	334,916	1,205,463	1,540,379
Balance as of April 1, 2016	$815,510	$1,516,648	$2,332,158
CSRA allocated $1,540,379 of goodwill acquired from the SRA acquisition on a preliminary basis to each reportable segment based on the relative fair value of net assets acquired.

Fiscal 2016 reductions to goodwill of $10,717 and $86 relate to the divestiture of Welkin (see Note 4—Divestitures) and a working capital adjustment on the Tenacity Solutions acquisition (see Note 3—Acquisitions), respectively.
Fiscal 2015 additions to goodwill of $30,685 and $13,818 relate to the acquisition by the Defense and Intelligence segment of Tenacity Solutions and the acquisition of Autonomic Resources by the Civil segment, respectively (See Note 3—Acquisitions).
There were no accumulated impairment losses as of April 1, 2016, April 3, 2015 and March 28, 2014.
Testing for Goodwill Impairment
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

The first step is to compare each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required and no impairment is recorded. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of any impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit including any unrecognized intangible assets, for the sole purpose of calculating the implied fair value of goodwill as if applying the acquisition method of accounting to the reporting unit’s assets and liabilities. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded in operations for the difference.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

When CSRA performs step one of the two-step test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating income, capital expenditures, and working capital requirements. The discount rate in turn is based on the specific risk characteristics of each reporting unit, the weighted-average cost of capital and its underlying forecasts. The market approach estimates fair value by applying performance-metric multiples to the reporting unit’s prior and expected operating performance. The multiples are derived from comparable publicly-traded companies that have operating and investment characteristics similar to those of the reporting unit. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, CSRA re-evaluates its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighted values assigned to each reporting unit are driven by two primary factors: (1) the number of comparable publicly-traded companies used in the market approach and (2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly-traded companies used in the market approach.
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
As of April 1, 2016, CSRA assessed whether there were events or changes in circumstances (including the acquisition of SRA) that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. CSRA determined that there have been no such indicators, and therefore, it was unnecessary to perform an interim goodwill impairment assessment as of April 1, 2016.

Note 11—Intangible Assets

On November 30, 2015, CSRA acquired $890,500 of definite-lived intangible assets, as described in Note 3 — Acquisitions. The components of the acquired definite-lived intangible assets as of April 1, 2016 were as follows: (1) customer relationships intangibles of $823,300, (2) backlog of $65,200, and (3) technology of $2,000. Acquired intangible assets have been recorded at their preliminary estimated fair value, and they were determined, with the assistance of an independent third-party valuation specialist, through the use of various discounted cash flow valuation techniques. These valuation techniques incorporated Level 3 inputs as described under the fair value hierarchy of ASC 820, Fair Value Measurements (“ASC 820”). These unobservable inputs reflect CSRA’s own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis.
The customer relationship intangible asset of $823,300 represents the fair value of future projected cash flows that are expected to be derived from sales of services to existing customers. Customer relationships were valued using the excess earnings approach, with a discount rate of 8.50% and an implied royalty range of 6.35% to 8.10%. The asset is being amortized ratably over a weighted-average amortization period of 20 years based upon the information at the time of the Mergers related to the nature of the customer relationships that CSRA acquired, the Company’s experience on customer renewals and expectations associated with customer attrition and growth strategies.

Backlog of $65,200 represents the funded economic value of predominantly long-term contracts, less the amount of revenue already recognized on those contracts. Backlog was valued using the excess earnings approach, with a discount rate of 8.00% and an implied royalty range of 5.90% to 7.50%. The asset is being amortized over an amortization period of one year, reflecting the fact that the funded and committed backlog that CSRA acquired is short-term in nature.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Acquired technology of $2,000 represents the fair value of future cash flow projections taking into account expectations on investments in the technology, current and future use, and the lack of legal limitations.
A summary of amortizing intangible assets is as follows:

	As of
	April 1, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$953,450	$(133,019)	$820,431
Backlog	65,200	(21,733)	43,467
Other intangible assets	51,370	(45,859)	5,511
Software	136,461	(95,034)	41,427
Total intangible assets	$1,206,481	$(295,645)	$910,836

	As of
	April 3, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$130,150	$(110,449)	$19,701
Other intangible assets	53,550	(39,846)	13,704
Software	110,805	(75,544)	35,261
Total intangible assets	$294,505	$(225,839)	$68,666
Customer-related intangibles, backlog, and software are amortized to expense. Amortization expense for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014 was $62,081, $33,022 and $35,128, respectively. Other intangible assets, which consist of contract-related intangibles, are amortized as a reduction to revenues and included in Depreciation and amortization in the Consolidated and Combined Statements of Cash Flows. Amortization as a reduction to revenues for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014 was $9,160, $9,706 and $10,780, respectively.
Estimated amortization related to intangible assets as of April 1, 2016, and for each of the fiscal years 2017, 2018, 2019, 2020 and 2021, is as follows: $113,430, $64,071, $69,574, $63,880 and $63,164, respectively.
Purchased and internally developed software (for both external and internal use), net of accumulated amortization, consisted of the following:

	As of
	April 1, 2016	April 3, 2015
Purchased software	$40,342	$30,864
Internally developed software for external use	1,085	2,950
Internally developed software for internal use	—	1,447
Total software	$41,427	$35,261
Amortization expense related to purchased software was $16,423, $13,902 and $12,470, for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively. Amortization expense related to internally developed software for external use was $997, $1,678, and $2,001, for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively. Amortization expense related to internally developed software for internal use was $147, $294 and $190, for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively. Total amortization expenses related to purchased software, internally developed software for external use, and internally developed software for internal use for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014 are included in total amortization expense related to software detailed above.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Estimated amortization related to purchased and internally developed software as of April 1, 2016, and for each of the fiscal years 2017, 2018, 2019, 2020 and 2021, is as follows: $17,035, $10,858, $7,530, $5,172 and $1,979, respectively.
Note 12—Accrued Payroll and Related Costs
Accrued payroll and related costs consisted of the following:

	As of
	April 1, 2016	April 3, 2015
Accrued payroll	$54,210	$21,785
Accrued vacation	64,646	20,606
Deferred compensation	3,202	33,447
Accrued incentive compensation	17,164	19,111
Payroll taxes	9,504	8,196
Other	50,786	6,394
Total	$199,512	$109,539
Note 13—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	April 1, 2016	April 3, 2015
Accrued contract costs	$247,630	$212,155
Deferred revenue	139,754	174,022
Accrued expenses	131,738	45,164
Other	8,612	9,265
Total	$527,734	$440,606
Note 14—Other Long-term Liabilities
Other long-term liabilities consisted of the following:

	As of
	April 1, 2016	April 3, 2015
Deferred revenue	$27,385	$42,927
Pension and other postretirement obligations	645,799	25,341
Deferred rent	13,444	11,913
Deferred compensation	43,513	—
Other	12,484	776
Total	$742,625	$80,957
Note 15—Debt
The following is a summary of CSRA’s debt as of April 1, 2016 and April 3, 2015:

	April 1, 2016	April 3, 2015
Revolving credit facility, due November 2020	$50,000	$—
Tranche A1 facility, due November 2018	600,000	—
Tranche A2 facility, due November 2020	1,431,875	—

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Term Loan B facility, due November 2022	748,125	—
Capitalized lease liability	150,721	151,284
Total debt	2,980,721	151,284

Less: unamortized debt issuance costs	(45,676)	—
Less: current portion of long-term debt	(170,191)	(21,351)

Total long-term debt, net of current maturities (1)	$2,764,854	$129,933
(1) As of April 1, 2016, the fair value of the Company’s debt, based on recent trading activity, approximated carrying value. We determined the fair value of our long-term debt using Level 2 inputs, in which fair value is generally estimated based on quoted market prices for identical or similar instruments.

During the third quarter of fiscal 2016, CSRA entered into the following debt facilities: (1) a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) with a committed borrowing capacity of $700,000, (2) a three-year senior secured tranche A1 Term loan facility in an aggregate principal amount of $600,000 (the “Tranche A1 Facility”), (3) a five-year senior secured tranche A2 Term loan facility in an aggregate principal amount of $1,450,000 (the “Tranche A2 Facility” and together with the Tranche A1 Facility, the “Term Loan A Facilities”) and (4) a seven-year senior secured term loan B facility in an aggregate principal amount of $750,000 (the “Term Loan B Facility” and together with the Term Loan A Facilities, the “Term Loan Facilities”), all of which are guaranteed by CSRA’s significant domestic subsidiaries (the “Guarantors”) and are secured by substantially all of the assets of CSRA and the Guarantors.

On November 27, 2015, the Tranche A1 Facility of $600,000 and $960,000 of the Tranche A2 Facility were funded in an aggregate amount of $1,560,000, the proceeds of which were used to fund the Special Dividend and to pay transaction costs.
On November 30, 2015, $200,000 of the Revolving Credit Facility, the remainder of the Tranche A2 Facility and all of the Term Loan B Facility were funded in an additional aggregate amount of $1,240,000, the proceeds of which were used to fund the cash portion of the Merger Consideration to holders of SRA common stock, to repay substantially all of SRA’s existing indebtedness, to pay for additional transaction costs and for general corporate purposes. During the fourth quarter of fiscal 2016, the Company made repayments of $150,000 on the Revolving Credit Facility.
The Revolving Credit Facility bears interest at an interest rate per annum equal to, at CSRA’s option, either (1) LIBOR plus the applicable margin subject to a 0% LIBOR floor or (2) the base rate plus the applicable margin. The Term Loan A Facility bears interest at an interest rate per annum equal to, at CSRA’s option, either (1) LIBOR plus the applicable margin subject to a 0% LIBOR floor or (2) the base rate plus the applicable margin and is payable quarterly. The Term Loan B Facility bears interest at an interest rate per annum, equal to, at CSRA’s option, either (1) LIBOR plus the applicable margin subject to a 0.75% LIBOR floor or (2) the base rate plus the applicable margin, subject to a 1.75% base rate floor and is payable quarterly. The applicable margins for borrowings under the Revolving Credit Facility and the Term Loan A Facilities vary and are determined based on CSRA’s corporate credit or family rating. The applicable margin for borrowings under the Term Loan B Facility vary and are determined based on the ratio of consolidated total net debt to our consolidated EBITDA.
CSRA incurred costs of $56,415 in connection with the issuance of the Revolving Credit Facility and Term Loan Facilities, which are amortized using the effective interest method over the life of the respective loans. Unamortized debt issuance costs related to the Revolving Credit Facility are recorded as a deferred financing asset and are amortized using the straight line interest method. Unamortized debt issuance costs related to the Term Loan Facilities are recorded as a direct deduction from the carrying amount of the debt liability. As of April 1, 2016, $509 and $3,276 of costs for the Revolving Credit Facility and Term Loan Facilities, respectively, were amortized and reflected in Interest expense in the audited Consolidated and Combined Statements of Operations.
The Term Loan Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess annual cash flow and in the event of certain asset sales, casualty events and issuances of debt. Any required excess cash flow payments are due within 90 days following the end of the fiscal year. As of April 1, 2016, the Company is required to pay $48,000 related to FY16 excess cash flow, and that amount is included in current maturities of long-term debt.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Expected maturities of long-term debt, excluding future minimum capital lease payments for fiscal years subsequent to fiscal 2016, are as follows:

Fiscal Year	Amount (1)
2017	$128,000
2018	80,000
2019	680,000
2020	80,000
2021	1,199,375
Thereafter	662,625
Total	$2,830,000

(1) Includes estimated required excess cash flow payments that are due under the credit agreement governing CSRA’s Term Loan Facilities. This does not include excess cash flow or voluntary prepayments of borrowings that the Company may expect to make as such voluntary prepayments are not required under the credit agreement.

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

CSRA’s long-term debt facilities contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default. CSRA was in compliance with all financial covenants associated with its borrowings as of April 1, 2016. Refer to Note 22 — Commitments and Contingencies for further discussion of capitalized lease liability.
Note 16—Income Taxes
For purposes of these standalone Consolidated and Combined Financial Statements, the taxes prior to the Spin-Off were computed and reported using the separate return method. Use of the separate return method may result in significant differences when the sum of the amounts allocated to standalone tax provisions are compared with amounts presented in historical combined financial statements. Furthermore, certain tax attributes (e.g., state tax credit carry forwards) reflected in the historical combined financial statements may not have existed at the standalone Computer Sciences GS Business level.
In general, prior to the Spin-Off, the taxable income of the Computer Sciences GS Business entities was included in CSC’s consolidated tax returns, where applicable in jurisdictions around the world. As such, separate income tax returns were not prepared for many the Computer Sciences GS Business entities. Consequently, income taxes payable for periods prior to the Spin-Off are deemed to have been settled with CSC.
The sources of income from continuing operations before taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Domestic entities	$142,525	$416,206	$396,160
Entities outside the U.S.	6,564	12,502	4,116
Total	$149,089	$428,708	$400,276

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

The components of the provision for income taxes from continuing operations were:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Current:
Federal	$78,470	$131,706	$118,770
State	12,246	27,329	17,453
Foreign	2,102	4,576	2,644
	92,818	163,611	138,867

Deferred:
Federal	(42,056)	(3,215)	4,159
State	(4,595)	600	3,532
	(46,651)	(2,615)	7,691
Total income tax expense	$46,167	$160,996	$146,558
The major elements contributing to the difference between the U.S. federal statutory tax rate of 35% and the effective tax rate (“ETR”) for continuing operations are as follows:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax	3.7	4.2	4.3
Noncontrolling interest	(3.7)	(1.1)	(1.9)
Dividend paid to Employee Stock Ownership Plan	(9.5)	0.0	0.0
Transaction Costs	5.6	0.1	0.0
Other items, net	(0.2)	(0.6)	(0.8)
Effective tax rate	30.9%	37.6%	36.6%

The significant components of deferred tax assets and liabilities are as follows:

	As of
	April 1, 2016	April 3, 2015
Deferred tax assets
Employee benefits	$281,714	$36,583
Accrued expenses	22,027	7,217
Net operating loss and tax credit carry forwards	64,701	3,544
Other assets	5,056	8,121
Total deferred tax assets	373,498	55,465

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Valuation allowance	(8,727)	(1,438)
Net deferred tax assets	364,771	54,027

Deferred tax liabilities
Depreciation and amortization	(403,246)	(94,624)
Contract accounting	(67,820)	(45,007)
Investment basis differences	(8,035)	(16,286)
Deferred at risk project costs	(32,685)	(49,103)
Prepaid expenses	(15,829)	(2,304)
Total deferred tax liabilities	(527,615)	(207,324)
Net deferred tax liabilities	$(162,844)	$(153,297)
In general, it is the practice and intention of CSRA to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of April 1, 2016 the cumulative undistributed positive earnings of the Company's foreign subsidiaries and the tax cost of repatriating the cumulative undistributed taxable earnings of these foreign subsidiaries to the U.S. is immaterial.
As of April 1, 2016, CSRA had federal and state net operating loss (“NOL”) carryforwards for tax purposes of $115,527 and $131,643, respectively, which expire at various dates through 2036. These losses were materially incurred by SRA prior to the acquisition. As of April 3, 2015, CSRA had no federal or state NOL carryforwards for tax purposes. CSRA had available foreign NOL carryforwards totaling approximately $1,958 and $6,042 as of April 1, 2016 and April 3, 2015, respectively. The foreign NOL carryforwards as of April 1, 2016 can be carried over indefinitely. CSRA has established a valuation allowance equal to the full amount of the NOL carryforwards. CSRA had federal credit carryforwards of $11,021 and $0 as of April 1, 2016 and April 3, 2015, respectively, which expire at various dates through 2036. CSRA also had federal Alternative Minimum Tax credit carryforwards of $666 and $0 as of April 1, 2016 and April 3, 2015, respectively, which can be carried over indefinitely. CSRA had state credit carryforwards of $12,670 and $5,453 as of April 1, 2016 and April 3, 2015, respectively, which expire at various dates through 2026. CSRA has established a valuation allowance equal to the full amount of the state tax credit carryforwards because CSRA believes it is more likely than not that the state tax credit carryforwards will not be utilized in future carryforward periods.
Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets for foreign NOL and state tax credits as of April 1, 2016 due to uncertainties related to the ability to utilize these assets. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent financial operations.
Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While the Computer Sciences GS Business has no history of tax audits on a standalone basis, CSC is audited by federal, state and foreign taxing authorities. Accordingly, CSC (and the Computer Sciences GS Business) regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The effective income tax rate reflects changes to the tax reserves that the Computer Sciences GS Business considers appropriate. It is reasonably possible that changes to the Computer Sciences GS Business’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months is not expected to be material.
Our Tax Matters Agreement, entered into with CSC in connection with the Spin-Off, states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. Except for historic SRA tax liabilities and certain separate state liabilities, we are generally only responsible for

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

taxes allocable to periods (or portions of periods) beginning after the Spin-Off. Prior periods included uncertain tax positions allocated from CSC to CSRA on a stand-alone basis that are not reflected in the post-Spin-Off period.
CSRA is subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. As of April 1, 2016, CSRA’s liability for uncertain tax positions was $39,026, including interest of $221 and penalties of $0. As of April 3, 2015, CSRA’s liability for uncertain tax positions was $25,361, including interest of $743 and penalties of $200.
The following table summarizes the activity related to CSRA’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Balance at Beginning of Year	$24,418	$24,634	$25,457
Net increase related to Spin	6,922	—	—
Increase related to acquisition	7,152	—	—
Gross increases related to prior year tax positions	325	846	1,461
Gross decreases related to prior year tax positions	—	(2,133)	(22)
Gross increases related to current year tax positions	209	1,261	509
Settlements and statute of limitation expirations	—	(190)	(2,771)
Balance at End of Year	$39,026	$24,418	$24,634
CSRA’s liability for uncertain tax positions at April 1, 2016, April 3, 2015, and March 28, 2014, include $39,026, and $8,206 and $8,564, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).
During the year ended April 1, 2016, CSRA had a net decrease in accrued interest of $522 ($318 net of tax) and a net increase of accrued penalties of $0 and, as of April 1, 2016, has recognized a liability for accrued interest of $221 ($134 net of tax) and penalties of $0. During the year ended April 3, 2015, CSRA had a net reduction in accrued interest of $34 ($21 net of tax) and accrued penalties of $87, and, as of April 3, 2015, recognized a liability for accrued interest of $743 ($452 net of tax) and penalties of $200. During the year ended March 28, 2014, CSRA had a net reduction in accrued interest of $2,512 ($1,526 net of tax) and accrued penalties of $553 and, as of March 28, 2014, recognized a liability for accrued interest of $777 ($472 net of tax) and penalties of $113.

Tax Examination Status
CSRA is currently under examination in several tax jurisdictions. As a result of the Mergers, the tax years that remain subject to examination in certain of CSRA’s major tax jurisdictions are as follows:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States - federal	2008 and forward
United States - various states	2008 and forward

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

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
Note 17—Pension and Other Postretirement Benefit Plans
The employees of CSRA and its subsidiaries may participate in employer-sponsored defined benefit and defined contribution plans. CSRA’s defined benefit plans included both pension and other postretirement benefit (“OPEB”) plans.
As discussed in Note 1—Significant Accounting Policies, on November 27, 2015, CSC completed the Spin-Off of CSRA, including the Computer Sciences GS Business. Prior to the Spin-Off date, the Computer Sciences GS Business recorded the assets, liabilities, and service costs for current employees for the single employer pension and OPEB plans in the audited Consolidated and Combined Financial Statements. For multi-employer plans, the Computer Sciences GS Business recorded the service cost related to their current employees in the audited Consolidated and Combined Financial Statements.
Subsequent to the Spin-Off date, all pension and OPEB plans assets, liabilities, and service costs related to current employees were fully absorbed by CSRA. CSRA’s net periodic pension expense for the period ended April 1, 2016 includes interest costs incurred of $789 associated with certain OPEB plans that were previously excluded in the allocations of expense from CSC for the audited Consolidated and Combined Statements of Operations and Comprehensive Income of Computer Sciences GS Business prior to the Spin-Off. Due to the Spin-Off, one previously classified multi-employer pension plan and a previously classified multi-employer OPEB plan were remeasured and were fully transferred to CSRA. The funded status of all defined benefit pension and other postretirement plans were remeasured as of the end of fiscal 2016. CSRA’s net periodic pension expense for the period ended April 1, 2016 includes the return on plan assets of $66,415 for the pension plan which was previously excluded in the allocations of expenses from CSC for the audited Consolidated and Combined Statements of Operations and Comprehensive Income of Computer Sciences GS Business prior to Spin-Off.
Estimation of Service and Interest Costs
Effective for the fiscal quarter ended April 1, 2016, CSRA changed its method used to estimate the service and interest cost components of net periodic benefit cost for all pension and OPEB plans.
Through the second quarter of fiscal 2016, CSRA estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. For the fiscal quarter ended January 1, 2016, one previously classified multi-employer pension plan and a previously classified multi-employer OPEB plan were remeasured in connection with the Spin-Off using discount rates following the revised method for estimating service and interest costs.
As of April 1, 2016 CSRA estimates the costs of the service and interest components for all pension and OPEB plans through a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the net periodic expense to the relevant projected cash flows. The yield curve is composed of the rates of return on several hundred high-quality, fixed income corporate bonds. These bonds were all rated AA by one of the nationally recognized statistical rating agencies. The full yield curve approach is intended to reduce any actuarial gains and losses based upon interest rate expectations, or gains and losses merely resulting from the timing and magnitude of cash outflows associated with benefit obligations. This changes does not affect the measurement of the total defined benefit obligation recorded the period ended April 1, 2016, or any other period reported.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

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
CSRA made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. CSRA has determined the change in estimation method is a change in accounting estimate that is inseparable from a change in accounting principle, which is generally accounted for on a prospective basis, except for the pension and OPEB plans remeasured in the prior quarter. The more precise application of spot rates has reduced the costs for the remeasured pension and OPEB plans by approximately $7,700 for the period ended April 1, 2016. The weighted average rate used to determine pension plan interest costs was 3.59%. Under CSRA’s prior methodology, interest costs and service costs would have resulted in a weighted-average rate of 3.90% as of April 3, 2015. The weighted average rates used to determine interest and services costs for the OPEB plan were 3.38% and 4.23%, respectively. Under CSRA’s prior methodology, interest and service costs would each have both resulted in a weighted-average rate of 3.77% as of April 3, 2015.
Defined Benefit Pension Plans
The assets and liabilities for the plans as well as service and interest costs related to current employees are reflected in CSRA’s Consolidated and Combined Financial Statements. The largest U.S. defined benefit pension plan was frozen in fiscal 2010 for most participants.
On July 19, 2013, CSRA completed the sale of ATD (See Note 4—Divestitures), which had a pension and a retiree medical plan. The divestiture of the pension plan resulted in a reduction to long-term liabilities and a corresponding recognition of a settlement gain of $27,603 which was recorded as part of the gain on sale of ATD. The net periodic pension cost related to the divested plans, excluding the settlement gain, was $443 for the twelve months ended March 28, 2014. The settlement of the plan remains CSRA’s potential liability upon completion of the related contract pending reimbursement from the government customer. See Note 22—Commitments and Contingencies for further discussion.
The following tables provide reconciliation of the annual changes in the employer pension plans’ projected benefit obligations and assets and a related status of funding:

Reconciliation of projected benefit obligation	April 1, 2016	April 3, 2015
Unfunded status at beginning of year	$(10,627)	$(1,591)
Projected benefit obligation at beginning of year	65,770	58,566
Transfer in of projected benefit obligation from Spin-Off	3,063,848	—
Service cost	—	—
Interest cost	38,305	2,626
Plan participants’ contributions	—	—
Settlement	—	(2,897)
Actuarial loss (gain)	114,443	9,781
Benefits paid	(60,081)	(2,306)
Divestitures	—	—
Projected benefit obligation at end of year	$3,222,285	$65,770

Reconciliation of fair value of plan assets	April 1, 2016	April 3, 2015
Fair value of plan assets at beginning of year	$55,143	$56,975
Transfer in of fair value of plan assets from Spin-Off	2,596,836	—
Actual (loss) return on plan assets	(9,632)	3,371

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Company contributions	2,774	—
Plan participants’ contributions	—	—
Settlement	—	(2,897)
Benefits paid	(60,081)	(2,306)
Divestitures	—	—
Fair value of plan assets at end of year	2,585,040	55,143

Unfunded status at end of year	(637,245)	(10,627)
Accumulated benefit obligations	$3,222,285	$65,770

The accumulated benefit obligation and projected benefit obligations of all employer pension plans exceeded the fair value of the respective plans’ assets.

The following table provides the amounts recorded in CSRA’s Consolidated and Combined Balance Sheets for the pension plan liabilities:

	As of
	April 1, 2016	April 3, 2015
Current liabilities - Accrued expenses and other current liabilities	$8,333	$6
Other long-term liabilities - Other long-term liabilities	628,912	10,621
Net amount recorded	$637,245	$10,627

Net periodic pension costs	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Service cost	$—	$—	$796
Interest cost	38,305	2,626	4,004
Expected return on assets	(70,673)	(4,195)	(5,545)
Settlement loss (gain)	—	388	(27,603)
Recognition of actuarial losses (gains)	194,748	10,216	(2,437)
Net periodic pension costs (benefit)	$162,380	$9,035	$(30,785)

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	April 1, 2016	April 3, 2015	March 28, 2014
Discount or settlement rates	4.3%	4.5%	4.6%
Expected long-term rates of return on assets	7.9%	7.6%	7.2%
Rates on increase in compensation levels	4.3%	N/A	3.9%
The following table summarizes the weighted average assumptions used in the determination of CSRA’s pension benefit obligations as of April 1, 2016 and April 3, 2015:

	April 1, 2016	April 3, 2015
Discount rate	4.0%	3.9%

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Information about the expected cash flows for pension plans as of April 1, 2016, is as follows:

Employer Contributions:
2017	$8,333

Employer Benefit Payments:
2017	$168,533
2018	171,852
2019	179,122
2020	184,867
2021	190,026
2022-2025	990,499
Multi-employer Pension Plans
CSRA’s multi-employer pension plan did not incur any service costs for each of the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014.
Defined Benefit Other Postretirement Benefit Plans
The assets and liabilities for the OPEB plans as well as service costs related to current employees are reflected in CSRA’s Consolidated and Combined Financial Statements. These statements also reflect the service costs related to current employees of the business and the assets and liabilities for the plans. CSRA provides subsidized healthcare, dental and life insurance benefits for certain U.S. employees and retirees, primarily for individuals employed prior to August 1992.
On July 19, 2013, the Computer Sciences GS Business completed the sale of ATD (Note 4—Divestitures), which had a pension and a retiree medical plan. The divestiture of the retiree medical plan resulted in a reduction to long-term liabilities and a corresponding recognition of a settlement gain of $8,387, which was recorded as part of the gain on sale of ATD. The net periodic pension cost related to the divested plans, excluding the settlement gain, for the twelve months March 28, 2014 was $208.
The following tables provide reconciliation of the changes in the single employer postretirement plan benefit obligations and assets and a statement of funded status:

Reconciliation of accumulated
postretirement benefit obligations	April 1, 2016	April 3, 2015
Unfunded status at beginning of year	$(14,903)	$(23,291)
Accumulated benefit obligation at beginning of year	14,903	23,291
Transfer in of projected benefit obligation from Spin-Off	72,271	—
Service cost	233	12
Interest cost	1,273	745
Settlements	—	—
Retiree drug subsidy reimbursement	(115)
Plan amendments	—	(5,561)
Business combinations	115	237
Actuarial gain (loss)	6,714	(2,245)
Benefits paid	(2,138)	(1,576)
Accumulated benefit obligation at end of year	$93,256	$14,903

Reconciliation of Fair Value of Plan Assets	April 1, 2016	April 3, 2015
Fair value of plan assets at beginning of year	$—	$—
Transfer in of fair value of plan assets from Spin-Off	75,826	—
Actual return on plan assets	530	—

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Company contribution	1,482	1,576
Business combinations	—	—
Benefits paid	(2,138)	(1,576)
Settlements	—	—
Fair value of plan assets at end of year	75,700	—

Unfunded status at end of year	$(17,556)	$(14,903)
The following table provides the amounts recorded in CSRA’s Consolidated and Combined Balance Sheets for the postretirement benefit plan liabilities:

	As of
	April 1, 2016	April 3, 2015
Current liabilities	$669	$1,232
Other long-term liabilities	16,887	13,671
Net amount recorded	$17,556	$14,903
The following is a summary of amounts in accumulated other comprehensive income (loss) as of April 1, 2016, April 3, 2015, and March 28, 2014 that have not been recognized in the Consolidated and Combined Statements of Operations as components of net periodic benefit cost:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Prior service (benefit) cost	$(45,819)	$(3,123)	$171
Accumulated other comprehensive (income) loss	$(45,819)	$(3,123)	$171
The accumulated benefit obligation and projected benefit obligations of all single employer OPEB plans exceeded the fair value of the respective plans’ assets.

Net periodic benefit costs	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Service cost	$233	$12	$80
Interest cost	1,273	745	1,076
Expected return on assets	(1,869)	—	(67)
Amortization of transition obligation	—	—	—
Amortization of prior service (benefit) costs	(7,436)	(2,267)	33
Settlement gain	—	—	(8,387)
Recognition of actuarial (gain) loss	8,052	(2,245)	(48)
Net periodic (benefit) costs	$253	$(3,755)	$(7,313)
Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2016, 2015, and 2014 included the following components:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Prior service (credit)/cost	$—	$(5,561)	$—
Amortization of:
Prior service cost (credit)	7,436	2,267	(33)
Total recognized in other comprehensive income	$7,436	$(3,294)	$(33)

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Other comprehensive income related to unamortized postretirement benefit plan costs for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 was $5,185, net of tax impact of $2,251, and $2,014, net of tax impact of $1,280, and $33, net of tax impact of $0, respectively.
The weighted-averages of the assumptions used to determine net periodic postretirement benefit costs were:

	April 1, 2016	April 3, 2015	March 28, 2014
Discount or settlement rates	4.5%	3.8%	4.1%
Expected long-term rates of return on assets	7.7%	N/A	2.7%
The following table summarizes the weighted average assumptions used in the determination of CSRA’s postretirement benefit obligations as of April 1, 2016 and April 3, 2015:

	April 1, 2016	April 3, 2015
Discount rate	3.8%	3.4%

The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% for fiscal 2017, declining to 5.0% by 2025 and subsequent years for all retirees. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of April 1, 2016	$84	$(74)
Effect on net periodic postretirement (benefit) cost for fiscal 2016	5	(4)
The following are expected cash flows for CSRA’s OPEB plans:

Employer Contributions
2017	$1,514

Employer Benefit Payments
2017	$6,819
2018	6,285
2019	6,329
2020	6,317
2021	6,437
2022-2025	32,684
Multi-employer OPEB Plans
CSRA’s share of total service cost incurred by the multi-employer OPEB plans for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 were $90, and $327 and $466, respectively. The contributions for

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 were $685, and $(93) and $1,132, respectively.
Pension and OPEB Plan Assets
Pension and OPEB plan assets, of both CSRA and its former Parent, are held in a single trust. These assets include separate accounts, commingled funds and mutual funds. The plan assets for the single employer plans have been allocated based on the master trust ownership and are disclosed herein. Investment goals and risk management strategy for plan assets takes into account a number of factors including the time horizon of the pension plans’ obligations. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and a reasonable amount of investment return over the long term. Sufficient liquidity is maintained to meet benefit obligations as they become due. Third-party investment managers are employed to invest assets in both passively indexed and actively managed strategies. Equities are primarily invested in domestic and foreign companies across market capitalizations and industries. Fixed income securities are invested primarily in government treasury, corporate credit, mortgage-backed and asset-backed investments. Alternative investment allocations are included in the pension plans to achieve greater portfolio diversity intended to reduce the overall risk of the plans.
Risks include, but are not limited to, longevity risk, inflation risk and the risk of other changes in market conditions that reduce the value of plan assets. Also, a decline in the yield of high quality corporate bonds may adversely affect discount rates resulting in an increase in the pension and other postretirement obligations. These risks, among others, could cause the plans’ funded status to deteriorate, increasing reliance on CSRA or former Parent CSC contributions. Derivatives are permitted although their current use is limited within traditional funds and broadly allowed within alternative funds. They are used in the pension trust traditional fixed income portfolios for duration and interest rate risk management and traditional equity portfolios to gain market exposure.
For the pension trust, an allocation range by asset class is developed. The allocation has a significant weighting to equity investments in part due to the relatively long duration of the plans’ obligations. As of April 2016, the plan fiduciaries adopted investment allocation targets for the pension trust of 31% equities, 23% fixed income securities, and 46% alternative investments. Alternatives include risk parity, global tactical asset allocation, hedge fund and hedge fund-of-fund allocations. An allocation range is established for each asset class and cash equivalents may represent 0%–10% of the fund. Asset allocations are monitored closely and investment reviews are conducted regularly. CSRA consults with internal and external advisors regarding asset strategy.
Plan Asset Valuation Techniques
Cash equivalents are primarily short term money market commingled funds that are categorized as Level 2, except for funds that have quoted prices in active markets, which are classified as Level 1. They are valued at cost plus accrued interest which approximates fair value.
Fixed income accounts are categorized as Level 2. Investments in corporate bonds are primarily investment grade bonds. These investments are generally priced using model based pricing methods that use observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used.
Domestic and global equity separate accounts are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price. Equity assets in commingled funds reporting a net asset value are categorized as Level 2.
Derivatives are categorized as Level 1 if the securities trade actively on a recognized exchange, as Level 2 if the securities can be valued using observable inputs, or as Level 3 if the securities are valued using significant unobservable inputs.
Alternative investment fund securities are categorized as Level 1 if held in a mutual fund or in a separate account structure and actively traded through a recognized exchange, or as Level 2 if they are held in commingled or

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

collective account structures and are actively traded. Alternative investment fund securities are classified as Level 3 if they are held in Limited Company or Limited Partnership structures or cannot otherwise be classified as Level 1 or Level 2.

The fair value of CSRA’s pension and OPEB plan assets by investment category and the corresponding level within the fair value hierarchy as of April 1, 2016 and April 3, 2015 are as follows:

As of April 1, 2016	Level 1	Level 2	Level 3	Total
Equity:
U.S. domestic stocks	$132,039	$—	$—	$132,039
Global/International	30,979	—	—	30,979
Domestic Equity commingled funds	—	355,403	—	355,403
Global Equity commingled funds	—	191,503	—	191,503
Fixed Income:
Fixed income mutual funds	104,260	—	—	104,260
Fixed income commingled funds	—	411,239	—	411,239
Mortgage and asset-backed securities	—	42,320	—	42,320
Corporate bonds	—	27,067	—	27,067
U.S. Treasuries	—	30,325	—	30,325
Non U.S. Government	—	1,580	—	1,580
U.S. Government Agencies	—	771	—	771
Alternatives:
Other Alternatives(a)	212,542	477,002	—	689,544
Hedge Funds(b)	—	—	620,233	620,233
Cash and cash equivalents	228	87,417	—	87,645

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Total	$480,048	$1,624,627	$620,233	$2,724,908

Unsettled Trade Receivables and Accrued Income				5,736
Unsettled Trade Payable and Accrued Expenses				(69,904)
Fair value of assets for pension and OPEB plans				$2,660,740
(a) Represents institutional funds consisting mainly of equities, bonds, or commodities.
(b) Represents investments in diversified fund of hedge funds in which the CSRA pension plans are the sole investor.

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

Level 3
Beginning balances as of April 3, 2015	$10,439
Transfers in due to Spin	537,869
Actual return on plan assets held at the reporting date	417
Purchases, sales and settlements	71,508
Ending balance as of April 1, 2016	$620,233

As of April 3, 2015	Level 1	Level 2	Level 3	Total
Equity:
U.S. domestic stocks	$2,833	$—	$—	$2,833
Global/International	431	—	—	431
Domestic Equity commingled funds	—	8,585	—	8,585
Global Equity commingled funds	—	2,933	—	2,933
Fixed Income:
Fixed income mutual funds	1,934	—	—	1,934
Fixed income commingled funds	—	9,445	—	9,445
Mortgage and asset-backed securities	—	999	—	999
Corporate bonds	—	771	—	771
U.S. Treasuries	—	441	—	441
Non U.S. Government	—	47	—	47
U.S. Government Agencies	—	14	—	14
Alternatives:
Other Alternatives(a)	5,809	10,053	—	15,862
Hedge Funds(b)	—	—	10,439	10,439
Cash and cash equivalents	$3	546	—	549
Total	11,010	$33,834	$10,439	$55,283

Unsettled Trade Receivables and Accrued Income				409
Unsettled Trade Payable and Accrued Expenses				(549)
Fair value of assets for pension plans				$55,143
(a) Represents institutional funds consisting mainly of equities, bonds, or commodities.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

(b) Represents investments in diversified fund of hedge funds in which the CSC pension plans are the sole investor.
Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

Level 3
Beginning balances as of March 28, 2014	$5,596
Actual return on plan assets held at the reporting date	1,018
Purchases, sales and settlements	3,825
Ending balance as of April 3, 2015	$10,439

The asset allocation of pension plans as of April 1, 2016 and April 3, 2015, respectively, is as follows:

	Percentage of Plan Assets as of Year End
Asset Category	April 1, 2016	April 3, 2015
Equity securities	27%	27%
Debt securities	23%	25%
Alternatives	49%	47%
Cash and other	1%	1%
Total	100%	100%

Return on Assets
CSRA consults with internal and external advisors regarding the expected long-term rate of return on assets. CSRA uses a "building block" approach to compute the expected long-term rate of return of the major asset classes expected in each of the plans. CSRA utilizes long-term, typically 30 years, asset class return assumptions provided by external advisors. Consideration is also given to the extent active management is employed in each asset class and also to management expenses. A single expected long-term rate of return is calculated for each plan by assessing the plan's expected asset allocation strategy, the benefits of diversification therefrom, historical excess returns from actively managed traditional investments, expected long-term returns for alternative investments and expected investment expenses. The resulting composite rate of return is reviewed by internal and external parties for reasonableness.
Defined Contribution Plans
Certain employees of CSRA participate in CSRA defined contribution plans, as discussed below.
CSRA 401(k) Plan
The plan allows employees to contribute a portion of their earnings in accordance with specified guidelines. Effective January 1, 2014, matching contributions are made once annually in January following the end of the calendar year. In order to receive such contributions, a participant must be employed on December 31 of the plan year. However, if a participant retires from CSRA prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. The plan was also amended so participants vest after 1 year of service from a 5-year graded vest. The amount of employer matching contributions related to the employees of CSRA expensed during the fiscal years 2016, 2015, and 2014, were $22,884, and $24,300 and $26,198, respectively.
SRA 401(k) Plan
CSRA maintains a defined contribution plan, the SRA International, Inc. 401(k) Savings Plan, or the Plan. All regular and full-time employees are generally eligible to participate in the Plan. The Board of Directors can make

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

changes to the matching contribution percentage at any time. The Company’s matching contribution expense for the fiscal year 2016 was $3,317.
Deferred Compensation Plan
CSRA Deferred Compensation Plan (the “Deferred Compensation Plan”), a deferred compensation plan sponsored by the Company, consists of two separate plans; one for the benefit of key executives and one for the benefit of non-employee directors. Pursuant to the Deferred Compensation Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salaries and incentive compensation that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and non-employee directors are eligible to defer up to 100% of their compensation.
As of April 1, 2016, $43,513 of deferred compensation liability was included in Other long-term liabilities and $3,202 was included in Accrued payroll and related costs. As of April 3, 2015, $33,447 of deferred compensation liability was included in Accrued payroll and related costs. CSRA’s deferred compensation expenses related to its employees totaled $1,039, $2,223 and $2,009 for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
Note 18—Share-Based Compensation Plans
Employee Incentives
Prior to the Spin-Off, CSC maintained various share-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The employees of the Computer Sciences GS Business participated in those programs and a portion of the cost of those plans for the periods prior to the Spin-Off is included in the Combined Financial Statements for periods prior to the Spin-Off.
On November 27, 2015, CSRA became an independent company through CSC’s consummation of the Spin-Off. Historically, CSC had two stock incentive plans under which CSC issued stock options, RSUs, and PSUs. Some of these awards vested upon separation of CSC and CSRA, some continue to vest in accordance with their original terms, and some converted into a different type of equity award at separation. Additionally, CSRA issued stock in relation to restricted stock awards and stock option replacement awards to employees in connection with the SRA Mergers on November 30, 2015.
On December 15, 2015, CSRA granted stock options and PSUs awards to a group of key executives for approximately 202,586 shares that vest ratably over 2 to 4 years as well as 36,360 shares to non-employee directors that vest on the date of the first annual stockholder’s meeting. The closing stock price on the date of the grant used to determine the award fair value was $27.53.
On January 15, 2016, CSRA granted stock options, RSUs and PSUs awards to a group of executives for approximately 65,536 shares that vest ratably over 2 to 3 years. The closing stock price on the date of the grant used to determine the award fair value was $28.42.
CSRA issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs and PSUs. As of April 1, 2016, 9,865,258 shares of CSRA common stock were available for the grant of future stock options, RSUs, PSUs or other stock-based incentives to employees of CSRA.
Share-Based Compensation Expense

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

CSRA recognized share-based compensation expense for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 as follows:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Cost of services	$5,263	$7,317	$7,348
Selling, general and administrative expenses	4,952	10,301	10,321
Total	$10,215	$17,618	$17,669
Total, net of tax	$6,640	$10,705	$10,732
The share-based compensation listed above included CSRA’s share of the former Parent’s corporate and non-employee director grants for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 of $4,339, $9,496 and $9,411.
CSRA uses the Black-Scholes-Merton model in determining the fair value of options granted. The risk-free interest rate is based on the zero-coupon interest rate of U.S. government-issued Treasury strips with a period commensurate with the expected term of the options. As a new public company, CSRA determined that the Company did not have enough historical information to determine volatility and expected term for options granted during fiscal 2016. As such, the expected term was calculated based on the average expected term for similar entities. Additionally, the expected volatility was computed based on an average of those same entities. For future grants, we expect to change the weight of peer company volatility to CSRA historical volatility and to develop our expectations of expected term. CSRA’s former Parent added a dividend yield assumption concurrent with the introduction of a cash dividend in fiscal 2011, based on the respective fiscal year dividend payouts. CSRA, as a new public company, considered that history and the average dividend yields of similar entities in order to form a reasonable expectation commensurate with the average expected term for options granted of similar entities. CSRA periodically evaluates its significant assumptions used in the fair value calculation and will continue to incorporate appropriate CSRA inputs and assumptions into its valuation model.
Forfeitures are estimated based on historical experience and are adjusted at the time when actual forfeitures occur.
The weighted-average grant date fair values of stock options granted for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 was $14.05, $18.13 and $12.74 per share, respectively. In calculating the compensation expense for its stock incentive plans, the following weighted-average assumptions were used:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Risk-free interest rate	1.67%	2.03%	1.22%
Expected volatility	30.62%	32.94%	34.06%
Expected term (in years)	5.63	6.03	6.05
Dividend yield	1.56%	1.50%	1.72%
During the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014, CSRA’s tax benefit realized for deductions from exercising stock options was $6,296, $5,598 and $3,863, respectively. CSRA’s excess tax benefit was $605 for the twelve months ended April 1, 2016.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Stock Options
In connection with the Spin-Off, certain former employees of CSC became employees of CSRA. The following table summarizes the unvested stock options and stock option activity (i) from March 29, 2013 through November 27, 2015, for CSRA employees with CSC awards before the Spin-Off and (ii) the resulting, converted CSRA awards after the Spin-Off and activity from November 27, 2015 through April 1, 2016. The standard vesting schedule for stock options granted subsequent to the Spin-Off is one-third vesting on each of the first, second, and third anniversaries of the grant date. These stock options generally have a contractual term of ten years. Information concerning stock options granted to certain former employees of CSC and converted CSRA awards under stock incentive plan to employees of CSRA during the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014, respectively were as follows:

	Number of Option Shares (in shares)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 29, 2013	2,084,197	$43.85	3.56	$14,239
Granted	359,671	44.87
Exercised	(811,737)	44.63
Canceled/Forfeited	(185,732)	34.38
Expired	(126,271)	52.41
Outstanding as of March 28, 2014	1,320,128	$44.15	4.61	21,301
Granted	181,213	61.11
Exercised	(611,595)	45.46
Canceled/Forfeited	(73,851)	41.76
Expired	(9,134)	44.70
Outstanding as of April 3, 2015	806,761	$47.18	6.13	$14,682
Granted	175,680	68.43
Net Transfer	223,090	57.85
Exercised	(105,342)	35.11
Canceled/Forfeited	(18,314)	58.43
Expired	(2,827)	53.62
Outstanding at November 27, 2015, immediately prior to Spin-Off	1,079,048	$24.82	7.07	$47,263

Conversion of CSC Plan awards to CSRA Plan awards on November 27, 2015	1,203,316	$24.60
Conversion of SRA Plan awards to CSRA Plan awards on November 30, 2015	328,809	15.98
Granted	123,221	27.70
Exercised	(25,293)	18.86
Canceled/Forfeited	(120,951)	25.03
Expired	(6,555)	18.15
Outstanding as of April 1, 2016	1,502,547	$23.06	7.01	$7,582
Vested and expected to vest in the future as of April 1, 2016	1,502,547	23.06	7.01	7,582
Exercisable as of April 1, 2016	726,611	21.32	4.48	4,364

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

	As of
	April 1, 2016
	Options Outstanding			Options Exercisable
Range of Option Exercise Price (per share)	Number Outstanding (in shares)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number Exercisable (in shares)	Weighted Average Exercise Price (per share)
$11.49-25.45	884,945	5.87	$18.70	599,341	$19.99
25.46-30.89	617,602	8.63	29.30	127,270	27.59
	1,502,547	7.01	23.06	726,611	21.32
The intrinsic value of options exercised during the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 totaled $2,355, $11,015 and $8,736, respectively. The total intrinsic value of stock options is based on the difference between the fair market value of CSRA’s common stock less the applicable exercise price. The grant-date fair value of stock options vested during the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 totaled $5,568, $933 and $1,307, respectively. The cash received from stock options exercised during the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014 was $3,982, $27,317 and $35,285, respectively.
As of April 1, 2016, unrecognized compensation expense related to unvested stock options totaled $4,058, net of expected forfeitures. This cost is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units
RSUs consist of equity awards with the right to receive one share of common stock of CSRA issued at a price of $27.53 and $28.42 for December 2015 and January 2016 grants, respectively. Upon the settlement date, RSUs are settled in shares of CSRA’s common stock and dividend equivalents. If, prior to the vesting of the RSU in full, the employee’s status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date and any unvested shares are forfeited.
CSRA grants RSUs with service- and performance-based vesting terms. Service-based RSUs generally vest over periods of two to three years. The number of performance-based RSUs that ultimately vest is dependent upon CSRA’s achievement of certain specified performance criteria over a three-year period.
CSRA grants performance-based restricted stock units (“PSUs”). PSUs, generally vest over period of three years. The number of performance-based RSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. Awards are settled for shares of CSRA common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period if the specified performance criteria is met. Beginning in fiscal 2013, PSU awards granted include the potential for accelerated vesting of 25% of the shares granted after the first and second fiscal years if certain company performance targets are met early. Compensation expense during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the first quarter of fiscal 2015, shares were settled due to meeting the company performance targets in fiscal year 2014. The probable achievement was also increased to the maximum payout based on management's expectation of meeting the performance criteria resulting in additional expense recognized. In the table below, such awards are reflected at the number of shares originally granted.
In connection with the Spin-Off, certain former employees of CSC became employees of CSRA. The following table summarizes the unvested restricted stock unit activity (i) from March 29, 2013 through November 27, 2015, for CSRA employees with CSC awards before the Spin-Off, and (ii) the resulting, converted CSRA awards after the

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Spin-Off and activity from November 27, 2015 through April 1, 2016. Information concerning RSUs (including PSUs) granted to certain former employees of CSC and converted CSRA awards under stock incentive plans to employees of CSRA during the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014, are as follows:

	Number	Weighted
	of Restricted	Average
	Stock Units	Fair Value
Outstanding as of March 29, 2013	248,977	$32.60
Granted	173,706	45.80
Released/Issued	(31,459)	38.29
Canceled/Forfeited	(107,338)	35.96
Outstanding as of March 28, 2014	283,886	$38.77
Granted	105,531	61.05
Released/Issued	(54,605)	36.04
Canceled/Forfeited	(45,304)	41.43
Outstanding as of April 3, 2015	289,508	$46.99
Granted	84,150	67.48
Net transfers	62,554	10.07
Released/Issued	(40,692)	40.10
Canceled/Forfeited	(23,310)	45.54
Outstanding at November 27, 2015, immediately prior to Spin-Off	372,210	$38.58

Conversion of CSC Plan awards to CSRA Plan awards on November 27, 2015	407,888	$29.68
Granted	116,692	28.44
Vested	(94,994)	24.29
Canceled/Forfeited	(53,029)	35.96
Outstanding as of April 1, 2016	376,557	$29.39
As of April 1, 2016, total unrecognized compensation expense related to unvested restricted stock units totaled $7,878, net of expected forfeitures. This cost is expected to be recognized over a weighted-average period of 1.11 years. As of April 1, 2016, accrued unpaid dividends related to restricted stock units outstanding as of the date of the Spin-Off totaled $4,916.
Note 19—Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Dividends Declared

During fiscal year 2016, the Company declared a total of $0.20 in quarterly cash dividends to shareholders and has approximately $16,295 outstanding to be paid on April 29, 2016.
Stock Repurchase Program
On November 30, 2015, the Board authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400,000. The share repurchases may be executed through various means, including, without limitation, open market transactions, and privately negotiated transactions or otherwise and are in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchase are at the discretion of management and the Audit Committee, and may be suspended or

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

discontinued at any time. The Share Repurchase Program may be terminated, increased, or decreased by the Board in its discretion at any time. The shares repurchase retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings.
On December 4, 2015, CSRA and Citigroup Global Markets Inc. (“Citigroup”) executed an agreement pursuant to which Citigroup was authorized to make purchases of our common stock on CSRA’s behalf under the plan for an aggregate purchase price not to exceed $50,000. The agreement with Citigroup was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended to assist CSRA in implementing its previously announced stock purchase plans.
During fiscal year 2016, CSRA repurchased 1,768,129 shares of common stock through open market purchases for an aggregate consideration of $50,000, at an average price $28.23 per share, the maximum authorized purchased per the agreement with Citigroup.
Accumulated Other Comprehensive Income (Loss)
The following tables show the activity in the components of other comprehensive income (loss), including the respective tax effects, and reclassification adjustments for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014, respectively. Accumulated other comprehensive income (loss) was as follows:

For the twelve months ended April 1, 2016	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$1,960	$123	$2,083
Unrealized loss on interest rate swap	(11,064)	4,340	(6,724)
Prior service credit	50,123	(18,984)	31,139
Amortization of prior service credit	(7,436)	2,251	(5,185)
Total other comprehensive income	$33,583	$(12,270)	$21,313

For the twelve months ended April 3, 2015	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$(1,669)	$—	$(1,669)
Prior service credit	5,561	(2,161)	3,400
Amortization of prior service cost	(2,267)	881	(1,386)
Total other comprehensive income (loss)	$1,625	$(1,280)	$345

For the twelve months ended March 28, 2014	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$143	$(398)	$(255)
Amortization of prior service cost	33	—	33
Total other comprehensive income	$176	$(398)	$(222)

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

The following table shows the changes in accumulated other comprehensive income (loss) as of March 28, 2014, April 3, 2015, and April 1, 2016, respectively:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance as of March 29, 2013	$(353)	$—	$(145)	$(498)
Current-period other comprehensive income (loss), net of taxes	(255)	—	—	(255)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes and noncontrolling interests	—	—	26	26
Transfers to multi-employer plans	—	—	(16)	(16)
Balance as of March 28, 2014	$(608)	$—	$(135)	$(743)
Current-period other comprehensive income (loss), net of taxes	(1,669)	—	3,400	1,731
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes and noncontrolling interests	—	—	(1,393)	(1,393)
Balance as of April 3, 2015	$(2,277)	$—	$1,872	$(405)
Current-period other comprehensive income (loss), net of taxes	2,083	(6,724)	—	(4,641)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes and noncontrolling interests	—	—	(5,185)	(5,185)
Effect of Spin-Off, net of tax	—	—	31,139	31,139
Balance as of April 1, 2016	$(194)	$(6,724)	$27,826	$20,908
Note 20—Statements of Cash Flows
Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Twelve Months Ended
Supplemental cash flow information:	April 1, 2016	April 3, 2015	March 28, 2014

Cash paid for taxes prior to Spin-Off	$91,265	$163,051	$146,192
Cash paid for taxes after Spin-Off	$145	$—	$—
Cash paid for interest	$47,576	$23,267	$17,583

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Non-cash investing and financing activities include the following:

	Twelve Months Ended
Supplemental schedule of non-cash activities	April 1, 2016	April 3, 2015	March 28, 2014
Capital expenditures in accounts payable and accrued expenses	$25,379	$13,948	$6,444
Capital expenditures through capital lease obligations	$877	$9,760	$44,379
Deferred tax liability	$214,731	$(2,051)	$(3,510)
Non-cash transfers related to Spin-Off	$(474,747)	$—	$—
Non-cash transactions related to Mergers	$(11,316)	$—	$—
Non-cash equity consideration issued, net of shares held for taxes for SRA Shareholders	$(767,675)	$—	$—
Transfers of remaining net parent investment to additional paid-in capital	$(608,417)	$—	$—

Non-cash investing activities for the fiscal year ended April 1, 2016 included the non-cash effects of the SRA consideration of $778,991. This balance was based on the total shares issued of 25,170,564. The fair market value of shares was determined based on a volume-weighted average price of $30.95 per CSRA share on November 30, 2015, the first day of CSRA’s regular-way trading on the NYSE.
Note 21—Segment and Geographic Information
Following the Mergers, CSRA’s reportable segments are as follows:

•	Defense and Intelligence—The Defense and Intelligence segment provides services to the DoD, National Security Agency, branches of the Armed Forces and other DoD and Intelligence agencies.

•
Civil—The Civil segment provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services and other federal civil agencies, as well as various state and local government agencies.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

The following table summarizes the operating results and total assets by reportable segments.

	Defense and Intelligence	Civil	Total Segment	Corporate	Total
April 1, 2016
Revenues	$2,067,009	2,183,438	$4,250,447	$—	$4,250,447
Operating income (loss)	272,864	289,943	562,807	(77)	562,730
Depreciation and amortization expense	108,553	73,689	182,242	—	182,242
Total assets	1,845,674	2,790,611	4,636,285	210,015	4,846,300

April 3, 2015
Revenues	$2,126,569	$1,943,177	$4,069,746	$—	$4,069,746
Operating income (loss)	253,741	292,509	546,250	(179)	546,071
Depreciation and amortization expense	92,973	44,085	137,058	—	137,058
Total assets	1,330,761	830,413	2,161,174	108	2,161,282

March 28, 2014
Revenues	$2,329,244	$1,773,392	$4,102,636	$—	$4,102,636
Operating income (loss)	300,045	199,855	499,900	(348)	499,552
Depreciation and amortization expense	96,629	48,113	144,742	—	144,742
Total assets	1,364,302	851,596	2,215,898	469	2,216,367
Operating segment income provides useful information to CSRA’s management for assessment of CSRA’s performance and results of operations and is one of the financial measures utilized to determine executive compensation.
A reconciliation of consolidated and combined operating income to income from continuing operations before taxes is as follows:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Operating income	$562,730	$546,071	$499,552
Pension and OPEB plans actuarial (losses) gains, and pension settlement losses	(202,800)	(8,347)	2,484
Corporate G&A	(54,600)	(81,544)	(79,597)
Separation and merger costs	(117,987)	—	—
Interest expense, net	(53,475)	(21,864)	(20,296)
Other expense (income), net	15,221	(5,608)	(1,867)
Income from continuing operations before taxes	$149,089	$428,708	$400,276

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Revenue, property and equipment, total assets, and capital expenditures of CSRA are primarily located in the U.S. for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014.
CSRA derives a significant portion of its revenues from departments and agencies of the U.S. federal government which accounted for 91%, 91% and 95% of CSRA’s total revenues for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014, respectively. At April 1, 2016 and April 3, 2015, approximately 99% and 95% of CSRA’s net accounts receivable were due from the U.S. federal government.
Note 22—Commitments and Contingencies
Commitments
CSRA has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the passage of time but sometimes include payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at terms favorable to market rates. Generally, CSRA’s real estate leases have one or more renewal options. Certain leases of real estate are subject to annual escalations for increases in utilities and property taxes. Rental expense amounted to $70,510, $70,162, and $85,427 for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014, respectively.
Minimum fixed rentals required for the next 5 years and thereafter under operating leases in effect at April 1, 2016, are as follows:

Fiscal Year	Real Estate	Equipment
2017	$60,501	$695
2018	50,085	388
2019	34,600	34
2020	32,313	—
2021	22,683	—
Thereafter	2,402	—
Total	$202,584	$1,117
CSRA has signed long-term purchase agreements with certain service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, CSRA is contractually committed to purchase specified minimums over periods ranging from one to four years. If CSRA does not meet the specified minimums, CSRA would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments are $22,171 in fiscal 2017, $19,872 in fiscal 2018, $1,669 in fiscal 2019, $0 in fiscal 2020, $0 in fiscal 2021 and thereafter.
In the normal course of business, CSRA may provide certain customers, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, CSRA would only be liable for the amounts of these guarantees in the event that nonperformance by CSRA permits termination of the related contract by the customer. As of April 1, 2016, CSRA had $44,896 of outstanding letters of credit and $12,500 of surety bonds relating to these performance guarantees. CSRA believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated and combined results of operations or financial position.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

The following table summarizes the expiration of CSRA’s financial guarantees and stand-by letters of credit outstanding as of April 1, 2016:

	Fiscal 2017	Fiscal 2018	Fiscal 2019 and Thereafter	Total
Stand-by letters of credit	$44,550	$346	$—	$44,896
Surety bonds	12,500	—	—	12,500
Total	$57,050	$346	$—	$57,396
CSRA generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of intellectual property rights (including rights in patents with or without geographic limitations, copyrights, trademarks, and trade secrets). CSRA’s indemnification of its licensees relates to costs arising from court awards, negotiated settlements and the related legal and internal costs of those licensees. CSRA maintains the right, at its own costs, to modify or replace software in order to eliminate any infringement. Historically, CSRA has not incurred any significant costs related to licensee software indemnifications.
Capitalized lease liabilities represent obligations due under capital leases for the use of computers and other equipment. The gross amount of assets recorded under capital leases was $427,375 with accumulated amortization of $186,024, as of April 1, 2016, and $410,469 with accumulated amortization of $167,077, as of April 3, 2015.
The future minimum lease payments required to be made under the capital leases as of April 1, 2016, are as follows:

Fiscal Year	Amount
2017	$81,542
2018	70,018
2019	66,877
2020	63,101
2021	60,259
Thereafter	118,583
Total minimum lease payments	460,380
Less: Amount representing interest and executory costs	(105,263)
Less: Amount representing maintenance, taxes, and insurance costs	(204,396)
Present value of net minimum lease payments	150,721
Less: Current maturities of capital lease liability	(42,191)
Noncurrent capital lease liability	$108,530

As described in Note 3 — Acquisitions, a below market lease liability was recorded in the amount of $17,473 and included in Other long-term liabilities in the Consolidated and Combined Balance Sheets. Below market leases are amortized over the life of the lease and recorded as a reduction to Cost of services in the Consolidated and Combined Statements of Operations. Amortization expense for fiscal year 2016 was $533 and the estimated amortization expense for each of the fiscal years 2017, 2018, 2019, 2020, and 2021, is $1,573, $1,338, $1,335, $1,275, and $1,260, respectively.

Contingencies

CSRA is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the U.S. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and CSRA could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. In addition, CSRA could suffer

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

serious reputational harm if allegations of impropriety were made against CSRA. Adverse findings could also have a material adverse effect on CSRA’s business, Consolidated and Combined Financial Statements due to its reliance on government contracts.

U.S. federal government agencies, including the DCAA, Defense Contract Management Agency (“DCMA”), and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations, and standards. These agencies also review the adequacy of the contractor’s compliance with government standards for its business systems including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system. Both contractors and the U.S. federal government agencies conducting these audits and reviews have come under increased scrutiny including such subjects as billing practices, labor charging and accounting for unallowable costs.

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

As of April 1, 2016, CSRA has recorded a liability of $12,621 for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.

In connection with the sale of ATD in fiscal 2014 (see Note 4—Divestitures), CSC transferred its joint venture interests in Computer Sciences Raytheon (“CSR”) as part of the ATD sale transaction. CSR is a joint venture formed between CSC and Raytheon Technical Services Company and its sole business is performance of a single contract for a DoD customer. CSR is the plan sponsor of the CSR pension plan, which was terminated in connection with the termination of the CSR contract with the customer. CSC agreed with the purchaser of ATD that CSC would fund the purchaser’s share of the CSR pension settlement obligation upon plan termination. In addition, the agreement with the purchaser provides that the eventual expected recovery by CSR of such plan termination settlement costs from the customer as provided for under the federal Cost Accounting Standards (“CAS”) Section 413, whereby contractors may recover such costs from the government plus interest, will be reimbursed to the business. The CSR pension plan termination process commenced in September 2015, and may take upwards of 12 months to be completed. The current estimate of the share of the funding obligation that would be attributable to the purchaser, and therefore to be advanced by CSC, is approximately $26,000. The ultimate plan termination settlement funding obligation will be based on economic factors, including long-term interest rates that impact the cost of annuities offered by insurers at the time of the actual plan termination settlement. The fair value of CSC’s funding advance obligation net of subsequent expected recoveries was recorded by CSRA prior to CSRA’s separation from CSC. As part of the separation, CSC and CSRA agreed that CSC would transfer all rights, title and interest of the agreement to fund the CSR pension settlement obligation that would otherwise be the responsibility of CSC to CSRA.

Unless otherwise noted, CSRA is unable to develop a reasonable estimate of possible loss or range of losses associated with the following contingent matters at this time.

Maryland Medicaid Enterprise Restructuring Project

After competitive bidding on March 1, 2012, CSC was awarded the Maryland Medicaid Enterprise Restructuring Project (“MERP”) contract by the State of Maryland (the “State”) to modernize the Medicaid

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Management Information System (“MMIS”), a database of Medicaid recipients and providers used to manage Medicaid reimbursement claims. The MERP contract was predominately fixed-price. Since the date the MERP was awarded, U.S. federal government-mandated Medicaid IT standards have been in considerable flux. The State directed CSC to include additional functionality in the design to incorporate new federal mandates and guidance promulgated after the base scope of the Contract was finalized. Further, the State declined to approve contract modifications to compensate CSC for the additional work.

As a result of the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to CSC and, in accordance with prescribed State statutes and regulations, CSC timely filed a certified contract claim in September 2013, which after various procedural developments is now pending before the Maryland Board of Contracts Appeals (the “State Board”).

On August 22, 2014, the State unilaterally suspended performance under the Contract for 90 days and repeatedly extended the suspension until providing a Notice of Default termination in October 2015. As the result of the suspension and other actions and inactions by the State in performance of its obligations under the Contract, in October 2014, CSC filed additional claims under various legal theories, such that currently the total amount claimed by CSC is approximately $80,000.

Between April 2015 and September 2015, CSC and the State were in settlement negotiations to restructure the program and resolve all issues, including CSC’s contract claims. However, on September 14, 2015, the State orally advised CSC that the Governor elected to abandon the contract settlement and restructuring discussions and directed the State to terminate the contract. On October 14, 2015, the State provided CSC with a Notice of Default Termination. When a contract is terminated for default, Maryland procurement regulations allow the State to procure substitute performance, with the contractor being liable for any excess reprocurement costs. Any State claim against CSC arising from a default termination for reprocurement costs would be appealable by CSC to the State Board, as is the default termination itself. The State has not asserted a claim for reprocurement costs and, were it do so, CSC believes such a claim to be meritless and unsupported by the facts.

CSRA challenged the legal basis of the State’s termination for default in a Claim for $83,000 filed with the State on December 14, 2015. The Claim subsumes the quantum of the prior claims and seeks to convert the termination to a convenience termination. The State has not rendered a decision on the latest claim; however, if it is denied, CSRA will appeal through litigation at the State Board.

On December 22, 2015, the State filed a Motion to Dismiss CSC’s Claim #1 with the State Board. CSC responded to the State’s Motion to Dismiss on January 19, 2016. As set forth in CSC’s extensive brief, the four arguments made in the State’s Motion are based on an incomplete and flawed discussion of the Contract and the factual record. When all of the material parts of the Contract and record are considered, CSRA believes that CSC is entitled to prevail on all of the issues raised by the Department’s motion.

As CSC proceeds with the claims litigation, CSC expects to consolidate all of its claims against the State with any State claim arising from the default termination. CSRA will litigate on behalf of CSC and indemnify CSC for the costs of litigation and any other costs or liabilities CSC may incur in the litigation. Recovery by CSC will be credited to CSRA. Management has evaluated the recoverability of assets related to the contract in light of these developments and concluded that no adjustments to its financial statements are required.

Strauch et al. Fair Labor Standards Act Class Action

On July 1, 2014, plaintiffs filed Strauch and Colby v. Computer Sciences Corporation in the U.S. District Court for the District of Connecticut, a putative nationwide class action alleging that CSC violated provisions of the Fair Labor Standards Act (“FLSA”) with respect to system administrators who worked for CSC at any time from June 1, 2011 to the present. Plaintiffs claim that CSC improperly classified its system administrators as exempt from the FLSA and that CSC, therefore, owes them overtime wages and associated relief available under the FLSA and various statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001, and the California Private Attorneys General Act. CSC’s Motion to

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Transfer Venue was denied in February 2015. On September 25, 2015, plaintiffs filed an amended complaint, which added claims under Missouri and North Carolina wage and hour laws. The relief sought by Plaintiffs includes unpaid overtime compensation, liquidated damages, pre- and post-judgment interest, damages in the amount of twice the unpaid overtime wages due, and civil penalties. If a liability is ultimately incurred as a result of these claims, CSRA would pay a portion to CSC pursuant to an indemnity obligation. CSC and CSRA both maintain the position that system administrators have the job duties, responsibilities, and salaries of exempt employees and are properly classified as exempt from overtime compensation requirements.

On June 9, 2015, the Court entered an order granting the plaintiffs’ motion for conditional certification of the class of system administrators. The conditionally certified FLSA and putative classes include approximately 1,285 system administrators, of whom 407 are employed by CSRA and the remainder employed by CSC. Courts typically undertake a two-stage review in determining whether a suit may proceed as a class action under the FLSA. In its order, the Court noted that, as a first step, the Court examines pleadings and affidavits, and if it finds that proposed class members are similarly situated, the class is conditionally certified. Potential class members are then notified and given an opportunity to opt-in to the action. The second step of the class certification analysis occurs upon completion of discovery. At that point, the Court will examine all evidence then in the record to determine whether there is a sufficient basis to conclude that the proposed class members are similarly situated. If it is determined that they are, the case will proceed to trial; if it is determined they are not, the class is decertified and only the individual claims of the purported class representatives proceed. CSRA’s and CSC’s position in this litigation continues to be that the employees identified as belonging to the conditional class were paid in accordance with the FLSA and applicable state laws.

The parties have been conducting discussions through a mediator to explore potential settlement scenarios. The next stage in the litigation will be a motion for class certification, which is currently due from plaintiffs in June 2016.

CECOM Rapid Response Demand Letter

On July 12, 2013, the U.S. Army’s Communications-Electronics Command (“CECOM”) issued a demand letter based upon DCAA audit reports and Forms 1, for reimbursement in the amount of $235,155 in costs that CSC allegedly overcharged under its Rapid Response (“R2”) contract (Contract No. DAAB07-03-D-B007) by placing CSC, interdivisional, teammate, and vendor employees in R2 labor categories for which they were not qualified. CSC’s position has been that, in most instances, the individuals in question met the contract requirements for their labor categories, and that, in all instances, DCAA and CECOM have ignored the value the government received for CSC’s work. CSC and CECOM have engaged in discussions in an attempt to resolve this issue but, at this point in time, there can be no assurance that the parties will be able to resolve their differences, in which case CSRA expects to litigate this matter.

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

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Southwest Asia Employment Contract Litigation

Rishell v. CSC, a single plaintiff lawsuit, was filed in February 2013 in Florida.  In April 2013 a second lawsuit, Rhodes v. CSC with five plaintiffs was filed in Mississippi.  Both cases were consolidated before the United States District Court for the Eastern District of Virginia in 2014.  Summary judgment was granted in each case on December 10, 2014 with the Rishell case decided under Florida law and the Rhodes case under Virginia law.
On May 2, 2016, the U.S. Court of Appeals for the Fourth Circuit ruled against CSC in an appeal of these two consolidated cases, the liability for which the Company is contractually obligated to indemnify CSC pursuant to the terms of the Master Separation and Distribution Agreement between CSRA and CSC. These cases involved six former CSC employees with each of whom CSC had entered into two contracts upon employment: a general “Offer Letter” specifying an “hourly rate” to be paid biweekly, and a more specific “Foreign Travel Letter” specifying certain aspects of the employees’ employment while working overseas in Southwest Asia as civilian government contractors. Employees had sued CSC, claiming entitlement to be paid on an hourly rate, as specified in the Offer Letter, as opposed to being paid on a salary basis, which is how CSC compensated them. The District Court had held as a matter of contract interpretation that the two contracts, read together, required CSC to pay the employees by the hour. The Fourth Circuit in its May 2 unpublished opinion agreed with the trial court. A reserve for the amount of damages awarded by the trial court and for which the Company will be required to indemnify CSC has been included in the Company’s Consolidated and Combined Financial Statements.

In addition to the two consolidated cases that were the subject of the Fourth Circuit’s opinion, there are currently an additional six similar cases, involving approximately 85 individuals, pending before federal and state courts in California, Louisiana, and Virginia that have yet to be adjudicated. Plaintiffs in these cases present similar claims, that they worked in excess of 40 hours per week, they were compensated with a salary based on a 40-hour work week, and this violated the terms of their Offer Letters that quoted an hourly wage. It is reasonably possible that the trial courts considering these cases will interpret the Offer Letter and Foreign Travel Letter at issue in these other cases similarly to the Fourth Circuit and may enter judgments against CSC awarding damages. However, there remain differences among the pending cases, including statutes of limitations, which may lengthen or shorten the period of time for when damages may be recovered, and differences between plaintiffs’ legal entitlement to other damages or awards, such as punitive damages or attorney’s fees. These are issues of state contract or statutory law and depend upon which states’ laws apply to the individual plaintiffs. These issues have not been resolved. The range of possible losses for which the Company would be required to indemnify CSC associated with these pending matters is between $0 and $14,000.

CSRA accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated under ASC 450. CSRA believes it has appropriately recognized liabilities for any such matters. In addition to the matters noted above, CSRA is currently party to a number of disputes which involve or may involve litigation. Regarding other matters that may involve actual or threatened disputes or litigation, CSRA, in accordance with the applicable reporting requirements, provides disclosure of such matters for which the likelihood of material loss is reasonably possible. CSRA assessed reasonably possible losses for all other such pending legal or other proceedings in the aggregate and concluded that the range of potential loss is not material.

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

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in thousands, except per share data

Note 23—Subsequent Events
Dividend Declared
On March 15, 2016, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share. The total qualifying shares were 162,952,919 shares with a total dividend payout of $16,295. Payment of the dividend was made on April 29, 2016 to CSRA stockholders of record at the close of business on April 5, 2016.
On May 25, 2016, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share, payable on July 11, 2016 to CSRA stockholders of record at the close of business on June 14, 2016.
* * * *

CSRA INC.
SUPPLEMENTARY DATA - SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

	Fiscal 2016
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$958,932	$969,053	$1,032,312	$1,290,150
Costs of services (excludes depreciation and amortization and restructuring costs)	775,058	756,863	816,646	1,227,064
Income (loss) from continuing operations before taxes	109,361	88,132	58,525	(106,929)
Income (loss) from continuing operations, net of taxes	66,970	52,725	51,432	(68,205)
Loss from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to CSRA common stockholders	$62,677	$47,889	$48,442	$(71,863)

Earnings (loss) per common share(a):

Basic:
Continuing Operations	$0.45	$0.34	$0.30	$(0.44)
Discontinued Operations	—	—	—	—

Diluted:
Continuing Operations	$0.45	$0.34	$0.29	$(0.44)
Discontinued Operations	—	—	—	—

	Fiscal 2015
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,033,307	$1,036,288	$999,033	$1,001,118
Costs of services (excludes depreciation and amortization and restructuring costs)	835,033	819,824	815,595	811,849
Income from continuing operations before taxes	112,332	126,044	90,546	99,786
Income from continuing operations, net of taxes	71,067	78,513	56,646	61,486
Loss from discontinued operations, net of taxes	(1,423)	—	(288)	(166)
Net income attributable to Parent	65,295	73,605	55,138	57,719

Earnings per common share(a):

Basic:
Continuing Operations	$0.47	$0.52	$0.40	$0.43
Discontinued Operations	(0.01)	—	—	—

Diluted:
Continuing Operations	$0.47	$0.52	$0.40	$0.43
Discontinued Operations	(0.01)	—	—	—

(a) On the Distribution Date, CSRA had 139,128,158 common shares outstanding. The calculation of both basic and diluted earnings per share for the first and second quarter of fiscal year 2016 and all quarters of fiscal year 2015 utilize the Distribution Date common shares because at that time, CSRA did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the Distribution Date. Additionally, the calculation of both basic and diluted earnings per share for the third and fourth quarter of fiscal year 2016 utilized the Distribution Date to period end weighted average shares, which includes the issuance of CSRA common stock in connection with the Mergers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

CSRA’s management, with the participation of CSRA’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of CSRA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 1, 2016. Based on that evaluation, CSRA’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2016, CSRA’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that CSRA files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP; (iii) provide reasonable assurance that our receipts and expenditures are made only in accordance with the authorization of our management and directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated and combined financial statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
Because the rules of the SEC provide for a transition period before newly public companies are required to provide a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm, this annual report does not include such a report of management’s assessment or an attestation report of the Company’s registered public accounting firm.
Although our management, including the CEO and the CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, because of inherent limitations, our management does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. Also, once we are required under SEC rules to provide management’s assessment regarding internal control over financial reporting, projections of any evaluation of effectiveness in such assessment to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Historically, we have relied on certain financial information and resources of CSC to manage certain aspects of our business and report our results, including investor relations and corporate communications, accounting, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including compliance with the Sarbanes-Oxley Act of 2002.

We have evaluated the changes in our internal control over financial reporting that occurred during the fiscal year ended April 1, 2016 and concluded that there have not been any changes in our internal control over financial reporting

(as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see “Executive Officers of the Registrant” in Part I of this Annual Report.
Additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after April 1, 2016.
Code of Conduct
We are committed to high standards of ethical conduct and professionalism. Our Code of Business Conduct confirms our commitment to ethical behavior in the conduct of all CSRA activities. The Code of Business Conduct applies to all our directors, all our officers (including our CEO, CFO and Principal Accounting Officer) and employees and it sets forth our policies and expectations on a number of topics including confidentiality, insider trading, protection of CSRA and customer property, avoiding conflicts of interest, and providing a proper and professional work environment.
Item 11. Executive Compensation

Information required by Item 11 with respect to executive compensation is incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after April 1, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after April 1, 2016.

Item 13. Certain Relationships and Related Party Transactions and Director Independence
Information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees is incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after April 1, 2016.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 with respect to principal accounting fees and services is incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after April 1, 2016.

PART IV

Item 15. Exhibits, Financial Schedules

The following documents are filed as part of this report:

1.	Financial Statements:

The following financial statements are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

	Report of Independent Registered Public Accounting Firm	68
	Consolidated and Combined Balance Sheets as of April 1, 2016 and April 3, 2015	69
	Consolidated and Combined Statements of Operations for the Twelve Months Ended April 1, 2016, April 3, 2015, and March 28, 2014	70
	Consolidated and Combined Statements of Comprehensive Income for the Twelve Months Ended April 1, 2016, April 3, 2015, and March 28, 2014	71
	Consolidated and Combined Statements of Changes in Equity for the Twelve Months Ended April 1, 2016, April 3, 2015, and March 28, 2014	72
	Consolidated and Combined Statements of Cash Flows for the Twelve Months Ended April 1, 2016, April 3, 2015, and March 28, 2014	73
	Notes to Consolidated and Combined Financial Statements	74

2.	Financial Statement Schedules:
All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated and Combined Financial Statements and notes thereto in Item 8 above.

3.
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated by reference. Exhibits in the Exhibit Index marked with an asterisk (*) constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

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

3.1	Amended and Restated Articles of Incorporation of CSRA Inc. (incorporated by reference to Exhibit 3.1 to CSRA Inc.’s Current Report on Form 8-K filed November 19, 2015, File No. 001-37494)
3.2	Amended and Restated Bylaws of CSRA Inc.(incorporated by reference to Exhibit 3.2 to CSRA Inc.’s Current Report on Form 8-K filed May 20, 2015, File No. 001-37494)

4.1
Registration Rights Agreement, dated as of November 30, 2015, among CSRA Inc. and the SRA Stockholders specified therein (incorporated by reference to Exhibit 10.8 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.1
Tax Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.1 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.2
Employee Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.2 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.3
Real Estate Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.3 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.4
Intellectual Property Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.4 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.5
Non-U.S. Agency Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.5 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.6
Contribution Agreement, dated as of November 25, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.6 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.7
Promissory Note, dated as of November 25, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.7 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.8
Director Nomination Agreement, dated as of November 30, 2015, among CSRA Inc., Providence Equity Partners VI L.P. and Providence Equity Partners VI A L.P. (incorporated by reference to Exhibit 10.9 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.9*	Form of Director and Officer Indemnification Agreement of CSRA Inc. (incorporated by reference to Exhibit 10.14 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)
10.10*	CSRA 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)
10.11*	CSRA 2015 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.13 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)
10.12
Second Amended and Restated Master Accounts Receivable Purchase Agreement, dated October 1, 2015, among Computer Sciences Corporation and CSC Government Solutions LLC, as Sellers, the Purchaser parties listed therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent for the Purchasers (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Registrant’s Registration Statement on Form 10, File No. 001-37494)

10.13
Credit Agreement, dated as of November 27, 2015, among CSRA Inc., the guarantors from time to time party thereto, the financial institutions from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., in its capacity as the administrative agent under the Pro Rata Facilities (as defined therein), Royal Bank of Canada, in its capacity as administrative agent under the Term Loan B Facility (as defined therein), MUFG Union Bank, N.A., in its capacity as collateral agent, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.10 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.14
Collateral Agreement, dated as of November 27, 2015, by and among CSRA Inc., the guarantors from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., in its capacity as administrative agent under the Pro Rata Facilities, Royal Bank of Canada, in its capacity as administrative agent under the Term Loan B Facility and MUFG Union Bank, N.A., in its capacity as Collateral Agent (incorporated by reference to Exhibit 10.11 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

21	Subsidiaries of CSRA Inc.
23	Consent of Deloitte & Touche LLP

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
99.1
Agreement, dated as of November 25, 2015, by and among the Pension Benefit Guaranty Corporation, Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 99.1 to CSRA Inc.'s Quarterly Report on Form 10-Q filed December 4, 2015, File No. 001-37494)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSRA INC.

	By:	/s/ Lawrence B. Prior III
Name: Lawrence B. Prior III
Title: President and Chief Executive Officer
Date: May 27, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 27, 2016.

Signature	Title
/s/ Lawrence B. Prior III Lawrence B. Prior III	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ David F. Keffer David F. Keffer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ William Luebke William Luebke	Vice President and Controller (Principal Accounting Officer)
/s/ J. Michael Lawrie J. Michael Lawrie	Chairman/Director
/s/ Keith B. Alexander Keith B. Alexander	Director
/s/ Sanju K. Bansal Sanju K. Bansal	Director
/s/ Michèle A. Flournoy Michèle A. Flournoy	Director
/s/ Mark A. Frantz Mark A. Frantz	Director
/s/ Nancy Killefer Nancy Killefer	Director
/s/ Craig Martin Craig Martin	Director
/s/ Sean O’Keefe Sean O’Keefe	Director
/s/ Michael E. Ventling Michael E. Ventling	Director
/s/ Billie I. Williamson Billie I. Williamson	Director