Form 10-Q
period 2016-09-30
CSRA Inc.
filed 2016-11-10
CIK 1646383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
163,426,170 shares of Common Stock, $0.001 par value, were outstanding on November 4, 2016.

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

Because the Spin-Off and the Mergers were not consummated until November 27, 2015 and November 30, 2015, respectively, the unaudited Consolidated and Condensed Financial Statements presented in this Quarterly Report on Form 10-Q (“Form 10-Q”) include only the legacy Computer Sciences GS Business activity for the period from April 4, 2015 to October 2, 2015 and CSRA including SRA from April 2, 2016 to September 30, 2016.

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

CSRA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     CSRA INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS (unaudited)

	As of
(Dollars in millions)	September 30, 2016	April 1, 2016
Current assets
Cash and cash equivalents	$68	$130
Receivables, net of allowance for doubtful accounts of $25 and $21, respectively	809	751
Prepaid expenses and other current assets	114	123
Total current assets	991	1,004

Intangible and other assets
Goodwill	2,330	2,332
Customer-related and other intangible assets, net of accumulated amortization of $211 and $201, respectively	810	870
Software, net of accumulated amortization of $104 and $95, respectively	46	41
Other assets	68	69
Total intangible and other assets	3,254	3,312

Property and equipment, net of accumulated depreciation of $797 and $773, respectively	524	530
Total assets	$4,769	$4,846

Current liabilities
Accounts payable	$171	$170
Accrued payroll and related costs	176	200
Accrued expenses and other current liabilities	532	528
Current capital lease liability	53	42
Current maturities of long-term debt	73	128
Dividends payable	18	18
Total current liabilities	1,023	1,086

Long-term debt, net of current maturities	2,568	2,656
Noncurrent capital lease liability	95	109
Deferred income tax liabilities	153	163
Other long-term liabilities	726	742

Commitments and contingent liabilities (Note 15)

Equity
Stockholders’ Equity:
Common stock, $0.001 par value, 750,000,000 shares authorized, 163,744,743 and 162,925,821 shares issued, and 163,588,001 and 162,925,821 shares outstanding, respectively	—	—
Additional paid-in capital	128	117
Accumulated earnings (deficit)	34	(74)
Accumulated other comprehensive income	14	21
Total stockholders’ equity	176	64
Noncontrolling interests	28	26
Total equity	204	90
Total liabilities and equity	$4,769	$4,846
See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per share amounts)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Revenue	$1,263	$967	$2,517	$1,924
Related-party revenue	—	2	—	4
Total revenue	1,263	969	2,517	1,928

Cost of services	983	755	1,974	1,528
Related-party cost of services	—	2	—	4
Total cost of services (excludes depreciation and amortization)	983	757	1,974	1,532
Selling, general and administrative expenses	55	44	111	85
Separation and merger costs	8	42	13	56
Depreciation and amortization	63	35	128	68
Interest expense, net	29	5	59	10
Other expense (income), net	1	(2)	2	(21)
Total costs and expenses	1,139	881	2,287	1,730

Income before income taxes	124	88	230	198
Income tax expense	44	35	82	78
Net income	80	53	148	120
Less: noncontrolling interests	4	5	7	9
Net income attributable to CSRA common stockholders	$76	$48	$141	$111

Earnings per common share:
Basic	$0.46	$0.35	$0.86	$0.80
Diluted	$0.46	$0.35	$0.86	$0.80

Common share information (weighted averages):
Common shares outstanding - basic	163,824,108	139,128,158	163,550,807	139,128,158
Dilutive effect of stock options and equity awards	1,259,895	—	1,331,012	—
Common shares outstanding - diluted	165,084,003	139,128,158	164,881,819	139,128,158

Cash dividend per common share	$0.10	$—	$0.20	$—

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Net income	$80	$53	$148	$120

Other comprehensive (loss) income, net of taxes, related to:
Amortization of prior service cost	(2)	(1)	(4)	(2)
Unrealized gain (loss) on interest rate swaps	3	—	(3)	—
Other comprehensive income (loss), net of taxes	1	(1)	(7)	(2)

Comprehensive income	81	52	141	118
Less: comprehensive income attributable to noncontrolling interest, net of taxes	—	5	3	9
Comprehensive income attributable to CSRA common stockholders	$81	$47	$138	$109

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in millions)	Six Months Ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities
Net income	$148	$120
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	131	72
Stock-based compensation	7	4
Excess tax benefit from stock compensation	(2)	—
Net gain on dispositions of businesses and assets	—	(11)
Other non-cash items, net	1	—
Changes in assets and liabilities, net of acquisitions and dispositions:
(Increase) decrease in assets	(56)	237
Decrease in liabilities	(21)	(56)
Other operating activities, net	3	—
Cash provided by operating activities	211	366

Cash flows from investing activities
Purchases of property and equipment	(68)	(38)
Proceeds from business dispositions	—	34
Software purchased and developed	(8)	(10)
Other investing activities, net	(15)	1
Cash used in investing activities	(91)	(13)

Cash flows from financing activities
Payments of lines of credit	(50)	—
Payments of long-term debt	(98)	—
Proceeds from stock options and other employee stock transactions	7	—
Repurchase of common stock	(8)	—
Dividends paid	(34)	—
Payments on lease liability	(17)	(10)
Net transfers to CSC	—	(338)
Other financing activities	22	—
Payments to noncontrolling interests	(4)	—
Cash used in financing activities	(182)	(348)

Net (decrease) increase in cash and cash equivalents	(62)	5
Cash and cash equivalents at beginning of period	130	5
Cash and cash equivalents at end of period	$68	$10

Supplemental cash flow information:
Cash paid for income taxes	$47	$78
Cash paid for interest	54	10
Non-cash investing activities	9	11
Capital expenditures through capital lease obligations	20	—
Non-cash operating activities	(2)	—

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
Prior to the Spin-Off, the Company consisted of the business of CSC’s North American Public Sector segment and did not operate as a separate, stand-alone entity. Consequently, the period prior to the Spin-Off, as of and for the three and six months ended October 2, 2015, consists solely of the accounts and results of the Computer Sciences GS Business. The period subsequent to the Spin-Off and the Mergers, as of and for the three and six months ended September 30, 2016, consists of the consolidated accounts of CSRA and its wholly owned subsidiaries, which include the activity and operating results of SRA. All intercompany transactions and balances have been eliminated.
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
For the period prior to the Spin-Off, the unaudited financial statements include all revenues and costs directly attributable to the Computer Sciences GS Business and an allocation of expenses related to certain CSC corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. These expenses had been allocated to the Computer Sciences GS Business based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. The Computer Sciences GS Business considered these allocations to be a reasonable reflection of the utilization of services by, or benefit provided to it. However, the allocations may not be indicative of the actual expense that would have been incurred had the Computer Sciences GS Business operated as an independent, stand-alone entity for the period presented.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Prior to the Spin-Off, CSC maintained various benefit and share-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The employees of CSRA participated in those plans and a portion of the cost of those plans for the period prior to the Spin-Off is included in the unaudited Consolidated and Condensed Financial Statements for the period prior to the Spin-Off. However, the unaudited Combined Condensed Balance Sheets do not include any net benefit plan obligations unless the benefit plan covered only the Company’s active, retired and other former employees or any expense related to share based compensation plans. See Notes 11—Pension and Other Post-retirement Benefit Plans and Note 12—Share-Based Compensation Plans for further information about our benefit plans and share-based compensation, respectively.
For the period presented prior to the Spin-Off, the unaudited financial statements include current and deferred income tax expense that has been determined for the legacy Computer Sciences GS Business as if it were a separate taxpayer (i.e., following the separate return methodology).
CSRA reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date.
CSRA’s income before income taxes and noncontrolling interest included gross favorable and unfavorable adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method, for the three and six months ended September 30, 2016 and October 2, 2015 as follows.

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Gross favorable	$16	$20	$27	$44
Gross unfavorable	(8)	(2)	(16)	(5)
Total net adjustments, before taxes and noncontrolling interests	$8	$18	$11	$39
Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and, therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, that are expected to be collected after one year totaled $15.7 million and $14.4 million as of September 30, 2016 and April 1, 2016, respectively.

Depreciation expense was $31.0 million and $29.1 million for the three months ended September 30, 2016 and October 2, 2015, respectively. Depreciation expense was $63.4 million and $56.7 million for the six months ended September 30, 2016 and October 2, 2015, respectively.
Use of Estimates

GAAP requires management to make estimates and assumptions that affect certain amounts reported in the Consolidated and Condensed Financial Statements and accompanying notes. These estimates are based on management’s best knowledge of historical experience, current events and various other assumptions that management considers reasonable under the circumstances. Actual results could differ from those estimates. Amounts subject to significant judgment and/or estimates include, but are not limited to, determining the fair value of asset acquired and liabilities assumed, determining the fair value of derivative instruments, costs to complete fixed-price contracts, cash flows used in the evaluation of impairment of goodwill and other long-lived intangible assets, certain deferred costs, collectability of receivables, reserves for tax benefits and valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing share-based compensation and pension related liabilities.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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
The Company’s financial instruments include cash, trade receivables, vendor payables, derivative financial instruments, and debt. As of September 30, 2016, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $2.6 billion and $2.7 billion at September 30, 2016 and April 1, 2016, respectively, and approximated its fair value on September 30, 2016, based on recent trading activity. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.
Recent Accounting Pronouncements
New Accounting Standards
During the six months ended September 30, 2016, CSRA adopted the following Accounting Standard Updates (“ASUs”):

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”), which simplifies several aspects of accounting for share-based payment award transactions related to accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statements of cash flows when an employer withholds shares for tax-withholding purposes. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. Upon the implementation of ASU 2016-09, a company may elect to adopt certain simplifications on a prospective or retrospective basis.
CSRA early adopted ASU 2016-09, effective for the three months ended July 1, 2016. Certain of the

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

simplification provisions were not applicable to CRSA. The primary impact of adoption was our election to no longer estimate forfeitures, but instead account for the forfeitures as they occur.  The change in accounting for forfeitures was applied on a modified retrospective basis; accordingly, a cumulative adjustment of $1.1 million was recognized as a reduction of accumulated earnings (deficit) upon adoption. The Company also adopted the simplification provision requiring recognition of excess tax benefits in the income statement as a discrete event and the provision related to the presentation of excess tax benefits and deficiencies within operating activities in the statement of cash flows on a prospective basis, beginning in the three months ended July 1, 2016. The adoption of this provision was not material to the Company’s financial results for the first half of fiscal year 2017.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSRA:

In May 2014, the FASB issued a new standard, ASC Topic 606, Revenue from Contracts with Customers that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. On July 9, 2015, the FASB approved a one-year deferral of the effective date, which for CSRA would make the standard effective at the start of fiscal year 2019 (April 1, 2018). The FASB provided an option that would permit us the ability to adopt the standard beginning fiscal year 2018 (April 1, 2017). Early adoption prior to fiscal year 2018 is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations.

The new standard requires us to identify contractual performance obligations and determine when revenue should be recognized. This and other requirements could change the method or timing of revenue recognition for our firm-fixed-price and cost-reimbursable-plus-fee contract portfolio. As a result, we are applying an integrated approach to analyzing the standard’s impact on our contract portfolio, including a review of accounting policies and practices, evaluating differences from applying the requirements of the new standard to our contracts and business practices, and assessing the need for system changes or enhancements. As changes in estimated profit will be recognized in the period they are identified, rather than prospectively over the remaining contract term, the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the period they are identified. While our assessment continues, we have not yet selected a transition date or method nor have we yet determined the effect of the adoption of this standard on our financial statements and, as a result, our evaluation of the effect of adoption will extend into future periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the current guidance related to accounting for leases. The guidance requires lessees to recognize most leases on-balance sheet as a right of use asset and lease liability. ASU 2016-02 will also require expanded qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from CSRA leases. The standard is required to be adopted using the modified retrospective approach. The standard will be effective for the first interim period within annual periods beginning after December 15, 2019 with early adoption permitted. CSRA is currently evaluating the impact of adoption on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). The guidance addresses the concern from Stakeholders that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. ASU 2016-15 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs, cash payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid to repurchase debt in an open-market transaction, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, should be classified as cash outflows for financing activities; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. CSRA is currently evaluating the impact of adoption on its financial statements.

Other recently issued ASUs effective after September 30, 2016 are not expected to have a material effect on CSRA’s financial statements.
Note 2—Related-Party Transactions and Corporate Allocations
Corporate Allocations
The unaudited Consolidated and Condensed Financial Statements include an allocation of general corporate expenses from CSC for the period prior to Spin-Off. The financial information in these unaudited Consolidated and Condensed Financial Statements does not necessarily include all the expenses that would have been incurred by CSRA had it been a separate, stand-alone entity during that time. The management of CSRA considered these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, it. The allocation methods include relative headcount, actual services rendered and relative space utilization. Allocations for management costs and corporate support services provided to CSRA totaled $48.0 million and $104.7 million for the three and six months ended October 2, 2015, respectively. These amounts include costs for corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. Following the Spin-Off, CSRA performs all corporate functions that were previously performed by CSC.
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
CSRA pays CSC an annual net maintenance fee of $30.0 million per year for five years in exchange for maintenance and support of products licensed from CSC. On December 9, 2015, CSRA paid the maintenance fee for year one, which is included in Prepaid expenses and other current assets in the unaudited Consolidated and Condensed Balance Sheets and amortized on a straight line basis over one year. During the three and six months ended September 30, 2016, CSRA amortized $7.5 million and $15.0 million, respectively, which is included in Selling, general and administrative (“SG&A”) in the unaudited Consolidated and Condensed Statements of Operations.
CSRA entered into a Tax Matters Agreement with CSC that governs the respective rights, responsibilities and obligations of CSC and CSRA with respect to all tax matters. CSRA has joint and several liability with CSC to the IRS for the consolidated U.S. Federal income taxes of the CSC consolidated group relating to the taxable periods in which CSRA was part of that group. During the three and six months ended September 30, 2016, CSRA did not incur charges payable to CSC under the Tax Matters Agreement.
CSRA entered into a Real Estate Matters Agreement with CSC that governs the respective rights and responsibilities between CSRA and CSC following the Spin-Off with respect to certain real property used by CSRA. For the three and six months ended September 30, 2016, the rental income from CSC associated with the Real Estate Matters Agreement was not significant.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 3—Acquisitions and Divestitures

There were no acquisitions or divestitures of other businesses during the six months ended September 30, 2016. There were no acquisitions of other businesses during the six months ended October 2, 2015.

Fiscal 2016 Divestiture

On April 27, 2015, the Computer Sciences GS Business divested its wholly owned subsidiary, Welkin Associates Limited (“Welkin”), a provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of Defense clients. The Computer Sciences GS Business received consideration of $34.0 million, and recorded a pre-tax gain on the sale of $18.5 million, which was included in Other expense (income), net in the Consolidated and Condensed Statements of Operations for the six months ended October 2, 2015. Included in the divested net assets of $13.8 million was $10.7 million of goodwill and transaction costs of $1.7 million. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on the Computer Sciences GS Business’s operations and financial results.

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

Preliminary allocation (in millions):	Amount
Cash, accounts receivable and other current assets	$302
Property, equipment and other long-term assets	46
Intangibles—customer relationships, backlog and other intangibles assets	891
Accounts payable and other current liabilities	(193)
Other long-term liabilities	(26)
Deferred tax liabilities	(258)
Total identified net assets acquired	762

Goodwill	1,538

Estimated total purchase consideration and liabilities paid at closing	$2,300

In the fourth quarter of fiscal year 2016, the Company made certain adjustments to provisional amounts previously recognized, which resulted in a $12.3 million reduction of the goodwill, which are reflected in the table above. In the second quarter of fiscal year 2017, the Company made additional adjustments to the provisional amounts related to tax-related items and facility exit charges, which resulted in a net $2.2 million decrease of

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

goodwill. The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill is not deductible for tax purposes. Goodwill arising from the acquisition has been allocated to CSRA’s reporting units based on the relative fair value of assets acquired. The resulting allocation to CSRA’s reportable segments was as follows: $334.4 million allocated to Defense and Intelligence and $1.2 billion allocated to Civil.
The Company’s allocation of goodwill remains preliminary until the resolution of certain unresolved tax matters, which the Company expects to conclude during the third quarter, consequently, the fair values of assets acquired and liabilities assumed are subject to change.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents results as if the Spin-Off and the Mergers and the related financing had occurred prior to April 3, 2015. The historical consolidated financial information of CSRA and SRA has been adjusted in the pro forma information to give effect to the events that are: (1) directly attributable to the transactions, (2) factually supportable, and (3) expected to have a continuing impact on the consolidated results. The consolidated financial information of SRA includes merger and integration costs that are not expected to recur and impact the consolidated results over the long term. The unaudited pro forma results do not reflect future events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Mergers. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected prior to April 3, 2015, nor is it necessarily an indication of future operating results.

	Three Months Ended September 30, 2016
(Dollars in millions, except per share amounts)	CSRA Consolidated	Effects of Spin-Off (a)	Effects of Mergers (b)	Pro Forma for Spin-Off and Merger
Revenue	$1,263	$—	$—	$1,263
Income attributable to CSRA Shareholders	76	1	4	81

Income per common share:
Basic	$0.46			$0.49
(a) Income from continuing operations attributable to CSRA Shareholders effected for the Spin-Off excludes $1 million, net of tax, of non-recurring costs incurred to give effect to the merger of SRA and CSRA.
(b) Income from continuing operations effected for the Merger excludes $4 million, net of tax, of non-recurring costs incurred to give effect to the merger of SRA and CSRA.

	Three Months Ended October 2, 2015
(Dollars in millions, except per share amounts)	Historical Computer Sciences GS	Historical SRA	Effects of Spin-Off	Effects of Merger	Pro Forma for Spin-Off and Merger
Revenue	$969	$351	$—	$—	$1,320
Income (loss) attributable to Parent	48	(4)	49	11	104

Income per common share:
Basic	$0.35				$0.63

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended September 30, 2016
(Dollars in millions, except per share amounts)	CSRA Consolidated	Effects of Spin-Off (a)	Effects of Mergers (b)	Pro Forma for Spin-Off and Merger
Revenue	$2,517	$—	$—	$2,517
Income attributable to CSRA Shareholders	141	1	7	149

Income per common share:
Basic	$0.86			$0.91
(a) Income from continuing operations attributable to CSRA Shareholders effected for the Spin-Off excludes $1 million, net of tax, of non-recurring costs incurred to give effect to the merger of SRA and CSRA.
(b) Income from continuing operations effected for the Merger excludes $7 million, net of tax, of non-recurring costs incurred to give effect to the merger of SRA and CSRA.

	Six Months Ended October 2, 2015
(Dollars in millions, except per share amounts)	Historical Computer Sciences GS	Historical SRA	Effects of Spin-Off	Effects of Merger	Pro Forma for Spin-Off and Merger
Revenue	$1,928	$710	$—	$(1)	2,637
Income (loss) attributable to Parent	111	(3)	62	21	191

Income (loss) per common share:
Basic	$0.80				$1.16

Note 4—Earnings Per Share

On November 27, 2015, the date that CSRA’s common stock was distributed to CSC shareholders in the Spin-Off, CSRA had 139,128,158 common shares outstanding. The calculation of both basic and diluted earnings per share for the three and six months ended October 2, 2015 utilized this number of common shares because at that time, CSRA did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding in the period.
The calculation of basic earnings per share for the three and six months ended September 30, 2016 utilized and 163,824,108 and 163,550,807 shares, respectively, based on the weighted-average shares outstanding during the period. The calculation of diluted earnings per share for the three and six months ended September 30, 2016 utilized 165,084,003 and 164,881,819 shares, respectively, reflecting the dilutive impact of 1,259,895 and 1,331,012 shares, respectively, of outstanding stock options, restricted stock units, and performance-based stock units issued or granted. The computation of diluted earnings per share excluded stock options and restricted stock units, whose effect, if included, would have been anti-dilutive. The number of shares related to such stock options was 2,458,000 and 2,203,008 for the three and six months ended September 30, 2016, respectively.

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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

Beginning April 2, 2016, SRA discontinued selling receivables under its separate accounts receivable purchase agreement. The SRA accounts receivable agreement was terminated as of June 27, 2016 and, at that time, SRA became an additional seller under the Purchase Agreement.

CSRA accounts for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognizes the sold receivables from its unaudited Consolidated and Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. CSRA estimated that its servicing fee was at fair value and, therefore, no servicing asset or liability related to these services was recognized as of September 30, 2016 and April 1, 2016, respectively.

The Company had the following accounts receivable sales activity under the existing facility during the periods presented.

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales of billed receivables	$469	$192	$937	$393
Sales of unbilled receivables	329	427	556	939
Total sales of receivables	$798	$619	$1,493	$1,332
Collections of sold receivables	831	609	1,402	1,157
Operating cash flow effect, net of collections and fees from sales	(34)	9	90	176
As of September 30, 2016 and April 1, 2016, there was $30.0 million and $8.0 million, respectively, of cash collected by CSRA but not remitted to purchasers. CSRA incurred purchase discount and administrative fees of $1.6 million and $0.8 million for the six months ended September 30, 2016 and October 2, 2015, respectively. These fees were recorded within Other expense (income), net in the unaudited Consolidated and Condensed Statements of Operations.
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
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 6—Derivative Instruments
Derivatives Designated for Hedge Accounting
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan A Facilities. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of both September 30, 2016 and April 1, 2016, the Company had outstanding interest rate derivatives with a notional value of $1.4 billion, which were designated as a cash flow hedge of interest rate risk.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (“AOCI”), net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reclassified $2.6 million and $5.5 million of interest rate expense from AOCI into earnings in the Consolidated and Condensed Statements of Operations for the three and six months ending September 30, 2016, respectively. During the next twelve months, the Company estimates that approximately $5.0 million, net of tax, will be reclassified from AOCI into earnings.

The fair value of the Company’s derivative financial instruments was a liability of $15.9 million and $11.1 million as of September 30, 2016 and April 1, 2016, respectively. These derivative instruments are classified by their short- and long-term components based on the fair value of the anticipated timing of their cash flows. The current portion is included in the Accrued expenses and other current liabilities and the long-term portion is included in Other long-term liabilities in the Consolidated and Condensed Balance Sheets.
The Company has agreements with each of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
Derivatives Not Designated for Hedge Accounting
Total Return Swaps

The Company utilizes total return swap derivative contracts to manage exposure to market volatility of the notional investments underlying the Company’s deferred compensation obligations. These arrangements are entered into monthly and are settled on the last day of every fiscal month. For accounting purposes, these derivatives are not designated as hedges. As changes in the fair value of the deferred compensation liabilities are recognized in Cost of services and Selling, general and administrative expenses, so too are the changes in the fair value of the total return swaps derivative contracts. Amounts related to the total return swaps recognized in the three and six months ended September 30, 2016 were not significant.
Concentrations of Risk
The Company is subject to counterparty risk in connection with its interest rate swap derivative contracts. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The Company mitigates this credit risk by entering into agreements with credit-worthy counterparties. As of September 30, 2016 there was one counterparty with greater than a 10% concentration of our total exposure.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 7—Goodwill and Other Intangible Assets
Goodwill
In November 2015, CSRA recorded $1.5 billion of goodwill acquired from the SRA acquisition, which was allocated to each reportable segment based on the relative fair value of net assets acquired. As discussed in Note 3, during the second quarter of fiscal year 2017, the Company made further adjustments related to the acquisition of SRA, which resulted in a $2.2 million decrease of goodwill. This decrease was allocated as $0.9 million to the Defense and Intelligence segment and $1.3 million to the Civil segment. There were no other changes in the balance of goodwill or the allocations to the segments during the six months ended September 30, 2016.
Testing for Goodwill Impairment
CSRA tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At the end of each annual and quarterly period CSRA assesses whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amount and require goodwill to be tested for impairment.
For CSRA’s annual goodwill impairment assessment as of July 2, 2016, CSRA chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, CSRA concluded that the fair value of each reporting unit significantly exceeded its carrying value, and therefore, the second step of the goodwill impairment test was not required.
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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

A summary of amortizing intangible assets is as follows:

	As of
	September 30, 2016
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$950	(153)	797
Backlog	65	(55)	10
Other intangible assets	6	(3)	3
Software	150	(104)	46
Total intangible assets	$1,171	$(315)	$856

	As of
	April 1, 2016
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$954	$(133)	$821
Backlog	65	(22)	43
Other intangible assets	52	(46)	6
Software	136	(95)	41
Total intangible assets	$1,207	$(296)	$911
Customer-related intangibles, backlog, and software are amortized to expense. Amortization expense for the three and six months ended September 30, 2016 was $32.4 million and $65.0 million, respectively, compared to the three and six months ended October 2, 2015 of $5.6 million and $10.9 million, respectively. Other intangible assets, which consist of contract-related intangibles, are amortized as a reduction to revenues and included in Depreciation and amortization in the Consolidated and Condensed Statements of Cash Flows. Amortization as a reduction to revenues for the three and six months ended September 30, 2016 was $0.2 million and $2.5 million, respectively, compared to the three and six months ended October 2, 2015 of $2.3 million and $4.6 million, respectively.
As of September 30, 2016, estimated amortization related to intangible assets for the remainder of fiscal year 2017 is $43.4 million, and for each of the fiscal years 2018, 2019, 2020 and 2021, is as follows: $66.5 million, $71.9 million, $66.4 million and $59.3 million, respectively.
Purchased and internally developed software (for both external and internal use), net of accumulated amortization, consisted of the following:

	As of
(Dollars in millions)	September 30, 2016	April 1, 2016
Purchased software	$40	$40
Internally developed software for external use	1	1
Internally developed software for internal use	5	—
Total software	$46	$41
Amortization expense related to purchased software for the three and six months ended September 30, 2016 was $3.3 million and $6.9 million, respectively, compared to the three and six months ended October 2, 2015 of $3.6 million and $7.1 million, respectively. Amortization expense related to internally developed software for external use for the three and six months ended September 30, 2016 was $0.2 million and $0.4 million, respectively, compared to the three and six months ended October 2, 2015 of $0.4 million and $0.7 million, respectively. Amortization expense related to internally developed software for internal use for the three and six months ended

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

September 30, 2016 was $0.3 million and $0.5 million, respectively, compared to $0.1 million for the six months ended October 2, 2015.
As of September 30, 2016, estimated amortization related to purchased and internally developed software for the remainder of fiscal 2017 is $9.2 million, and for each of the fiscal years 2018, 2019, 2020 and 2021, is as follows: $13.3 million, $9.8 million, $7.7 million and $4.4 million, respectively.

Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
(Dollars in millions)	September 30, 2016	April 1, 2016
Accrued contract costs	$256	$248
Deferred revenue	165	140
Accrued expenses	103	132
Other	8	8
Total	$532	$528
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
The following is a summary of CSRA’s outstanding debt as of September 30, 2016 and April 1, 2016.

	September 30, 2016	April 1, 2016
Revolving credit facility, due November 2020	$—	$50
Tranche A1 facility, due November 2018	590	600
Tranche A2 facility, due November 2020	1,396	1,432
Term Loan B facility, due November 2022	696	748
Capitalized lease liability	148	151
Total debt	2,830	2,981

Less: unamortized debt issuance costs	(41)	(46)
Less: current portion of long-term debt and capitalized lease liability	(126)	(170)

Total long-term debt, net of current maturities	$2,663	$2,765

During the first quarter of fiscal 2017, the Company made a repayment of $50.0 million on the Revolving Credit Facility. Pursuant to the terms of the Term Loan Facilities agreements, CSRA paid $48.0 million related to FY16 excess cash flow during the first quarter of fiscal 2017 on its Term Loan Facilities. In September 2016, the Company made a principal repayment of $50.5 million on the Term Loan Facilities, of which $11.5 million was applied to the Term Loan A Facilities and $39.0 million was applied to the Term Loan B Facility.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

CSRA incurred costs in connection with the issuance of its Term Loan Facilities, which are amortized using the effective interest method over the life of the respective loans. Unamortized debt issuance costs related to the Revolving Credit Facility are recorded with the carrying value of the debt and are amortized using the straight-line method. During the six months ended September 30, 2016, $0.7 million and $4.8 million of costs for the Revolving Credit Facility and Term Loan Facilities, respectively, were amortized and reflected in Interest expense, net in the unaudited Consolidated and Condensed Statements of Operations.
Expected maturities of long-term debt, excluding future minimum capital lease payments for the last half of fiscal year 2017 and fiscal years subsequent to fiscal year 2017, are as follows:

Fiscal Year	Amount (in Millions)
Last half of 2017	$36
2018	73
2019	662
2020	73
2021	1,142
Thereafter	696
Total	$2,682

CSRA’s long-term debt facilities contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default. CSRA was in compliance with all financial covenants associated with its borrowings as of September 30, 2016.

Note 10—Income Taxes

CSRA’s effective tax rate (“ETR”) was 35.5% and 35.7% for the three and six months ended September 30, 2016, respectively, compared to 39.8% and 39.4% for the three and six months ended October 2, 2015, respectively. The lower ETR for the three and six months ended September 30, 2016 compared to the three and six months ended October 2, 2015 was due to the addition of beneficial stock compensation deductions and the absence of adjustments related to the carve-out approach used for tax purposes prior to the Spin-Off in the fiscal year 2017 periods.

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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

Note 11—Pension and Other Post-retirement Benefit Plans
Certain employees of CSRA and its subsidiaries may be participants in employer-sponsored defined benefit and defined contribution plans. CSRA’s defined benefit plans included both pension and other post-retirement benefit (“OPEB”) plans. As discussed in Note 1 — Description of the Business, Basis of Presentation and Recent Accounting Pronouncements, on November 27, 2015, CSC completed the Spin-Off of CSRA, including the Computer Sciences GS Business. Prior to the Spin-Off date, the Computer Sciences GS Business recorded the assets, liabilities, and service costs for current employees for the single employer pension and OPEB plans in the unaudited Consolidated and Condensed Financial Statements for the period ended October 2, 2015. For multi-employer plans, the Computer Sciences GS Business recorded the service cost related to their current employees in the unaudited Consolidated and Condensed Financial Statements for the period ended October 2, 2015. Subsequent to the Spin-Off date, all pension and OPEB plan assets, liabilities and services costs related to current employees were fully absorbed by CSRA.
Defined Benefit Pension Plans
The assets and liabilities for the plans as well as service and interest costs related to current employees are reflected in CSRA’s unaudited Consolidated and Condensed Financial Statements. The largest U.S. defined benefit pension plan was frozen in fiscal 2010 for most participants.
The net periodic pension benefit for CSRA pension plans includes the following components:

Net periodic pension costs (dollars in millions)	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$3	—	$6	—
Interest cost	25	$1	51	$1
Expected return on assets	(49)	(1)	(98)	(2)
Net periodic pension benefit	$(21)	$—	$(41)	$(1)

The following table provides the pension plans’ projected benefit obligations, assets, and a statement of their funded status:

	As of
(Dollars in millions)	September 30, 2016	April 1, 2016
Net benefit obligation	$(3,196)	$(3,222)
Net plan assets	2,603	2,585
Net unfunded status	$(593)	$(637)

CSRA contributed $4.2 million to the defined benefit pension plans during the six months ended September 30, 2016 for the funding of benefit payments made to plan participants. CSRA expects to make $4.2 million of additional contributions during the remainder of fiscal year 2017 for the funding of participants’ benefit payments.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

During the second and third quarters of fiscal year 2017, the Company offered lump sum settlements to the vested participants of certain of its U.S. defined benefit pension plans, who were no longer with the Company. The lump-sum settlements are expected to be paid in December 2016 and will require interim remeasurement of the plans’ assets and liabilities at the end of the third quarter of fiscal year 2017. As part of the third quarter remeasurement, we expect to incorporate updates to the life expectancy assumptions, which is released annually by the Society of Actuaries.
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

Net periodic postretirement benefit costs (in millions)	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$—	$—	$—	$—
Interest cost	—	—	1	—
Expected return on assets	(2)	—	(3)	—
Amortization of prior service benefit	(3)	(1)	(6)	(2)
Net periodic benefit	$(5)	$(1)	$(8)	$(2)
The following table provides the OPEB plans’ projected benefit obligations, assets, and a statement of their funded status:

	As of
(Dollars in millions)	September 30, 2016	April 1, 2016
Net benefit obligation	$(91)	$(93)
Net plan assets	75	76
Net unfunded status	$(16)	$(17)

CSRA contributed $0.8 million and $0.5 million to a supplemental executive retirement plan during the six months ended September 30, 2016 and October 2, 2015, respectively. CSRA expects to make $0.8 million of additional contributions to this plan during the remainder of fiscal year 2017 for the funding of participants’ benefit payments.

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
On November 27, 2015, CSRA became an independent company through CSC’s consummation of the Spin-Off. Historically, CSC had two stock incentive plans under which CSC issued stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). Some of these awards vested upon separation of CSC and CSRA,

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

some continue to vest in accordance with their original terms, and some converted into a different type of equity award at separation. Additionally, CSRA issued stock in relation to restricted stock awards and stock option replacement awards to employees in connection with the SRA Mergers on November 30, 2015. As of September 30, 2016 and April 1, 2016, CSRA has a net payable to CSC of $7.5 million and $6.5 million, respectively, related to the settlement of equity awards granted to employees prior to the Spin-Off.
On May 31, 2016, CSRA granted stock options, RSUs and PSU awards for 1,538,878 shares that vest ratably over 3 years. The closing stock price on the date of the grant used to determine the award fair value was $24.77. During the second quarter of fiscal year 2017, CSRA granted stock options, RSUs and PSU awards to employees for approximately 8,825 shares that vest ratably over 3 years. The weighted average closing stock price on the dates of the grants used to determine the award fair value was $25.52. On August 12, 2016, CSRA also granted RSUs to non-employee directors for approximately 63,500 shares that vest ratably over 1 year. The weighted average closing stock price on the date of the grants used to determine the award fair value was $25.94.
CSRA issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs and PSUs. As of September 30, 2016, 7,822,031 shares of CSRA common stock were available for the grant of future stock options, RSUs, PSUs or other share-based incentives to employees of CSRA.
Share-Based Compensation Expense
For the three and six months ended September 30, 2016 and October 2, 2015, CSRA recognized share-based compensation expense as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Cost of services	$—	$2.1	$—	$0.8
Selling, general and administrative expenses	4.1	2.8	7.1	3.4
Total	$4.1	$4.9	$7.1	$4.2
Total, net of tax	$2.6	$3.0	$4.5	$2.5
The share-based compensation listed above included CSRA’s corporate and non-employee director grants and was $2.5 million and $3.8 million for the three and six months ended September 30, 2016, respectively. The share-based compensation listed above included CSRA’s share of the former Parent’s corporate and non-employee director grants for the three and six months ended October 2, 2015 of $2.4 million and $3.0 million, respectively.
CSRA uses the Black-Scholes-Merton model in determining the fair value of options granted. The risk-free rate is based on the zero-coupon interest rate of U.S. government-issue Treasury securities with periods commensurate with the expected term of the options.

The weighted-average grant date fair values of stock options granted for the six months ended September 30, 2016 was $5.99 per share of CSRA shares. In calculating the compensation expense for its stock incentive plans, the following weighted-average assumptions were used:

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended
	September 30, 2016	October 2, 2015
Risk-free interest rate	1.39%	1.77%
Expected volatility	30.90%	31.72%
Expected term (in years)	4.80	6.04
Dividend yield	1.61%	1.39%
For the six months ended September 30, 2016 and October 2, 2015, CSRA’s tax benefit realized for deductions from exercising stock options was $5.5 million and $1.8 million, respectively. CSRA’s excess tax benefit was $2.0 million for the six months ended September 30, 2016.
Stock Options
Information concerning stock options of CSRA during the six months ended September 30, 2016 was as follows.

	Number of Option Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of April 1, 2016	1,502,547	$23.06	7.0	$7.6
Granted	1,002,151	24.77
Exercised	(186,340)	18.66
Canceled/Forfeited	(64,406)	24.92
Expired	(54,752)	27.76
Outstanding as of September 30, 2016	2,199,200	24.04	8.2	7.6
Vested and expected to vest in the future as of September 30, 2016	1,449,556	25.12	9.4	3.5
Exercisable as of September 30, 2016	749,644	21.96	5.7	4.2
The intrinsic value of options exercised during the six months ended September 30, 2016 and October 2, 2015 totaled $1.3 million and $1.9 million, respectively. The total intrinsic value of stock options is based on the difference between the fair market value of CSRA’s common stock less the applicable exercise price. The grant-date fair value of stock options vested during the six months ended September 30, 2016 totaled $1.5 million. The cash received from stock options exercised during the six months ended September 30, 2016 and October 2, 2015 was $3.1 million in both periods.
As of September 30, 2016, unrecognized compensation expense related to unvested stock options totaled $7.4 million. This cost is expected to be recognized over a weighted-average period of 2.4 years.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Units

Information concerning RSUs (including PSUs) of CSRA during the six months ended September 30, 2016 was as follows.

	Number of Restricted Stock Units	Weighted Average Fair Value
Outstanding as of April 1, 2016	376,557	$29.39
Granted	611,524	25.69
Vested	(145,156)	26.52
Canceled/Forfeited	(21,427)	31.89
Outstanding as of September 30, 2016	821,498	27.08
As of September 30, 2016, total unrecognized compensation expense related to unvested restricted stock units totaled $16.8 million, net of expected forfeitures. This cost is expected to be recognized over a weighted-average period of 2.2 years. As of September 30, 2016, accrued unpaid dividends related to restricted stock units outstanding as of the date of the Spin-Off totaled $1.0 million.

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
On August 10, 2016, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share. The total qualifying shares were 163,796,116 shares, with a total dividend payout of $16.4 million. Payment of the dividend was made on October 4, 2016 to CSRA stockholders of record at the close of business on August 31, 2016.

Share Repurchase Program

On November 30, 2015, the Board authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. During September 2016, CSRA repurchased 300,097 shares of common stock through open market purchases for an aggregate consideration of $7.9 million, at an average price of $26.45 per share. As of September 30, 2016, CSRA remained authorized to repurchase $342 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Income (Loss)

The following tables show the activity in the components of other comprehensive income (loss), including the respective tax effects, and reclassification adjustments for the three and six months ended September 30, 2016 and October 2, 2015, respectively.

	For the Three Months Ended September 30, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Unrealized loss on interest rate swap	$5	(2)	3
Amortization of prior service credit	(3)	1	(2)
Total other comprehensive income	$2	(1)	1

	For the Three Months Ended October 2, 2015
(Dollars in millions)	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Amortization of prior service credit	$(1)	—	(1)
Total other comprehensive income	$(1)	—	(1)

	For the Six Months Ended September 30, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$1	(1)	—
Unrealized loss on interest rate swap	(5)	2	(3)
Amortization of prior service credit	(7)	3	(4)
Total other comprehensive income	$(11)	4	(7)

	For the Six Months Ended October 2, 2015
(Dollars in millions)	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Amortization of prior service credit	$(2)	—	(2)
Total other comprehensive income	$(2)	—	(2)

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following tables show the changes in Accumulated other comprehensive (loss) income for the six months ended September 30, 2016 and October 2, 2015, respectively.

(Dollars in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of April 1, 2016	$—	$(7)	$28	$21
Other comprehensive income (loss), net of taxes	—	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes and noncontrolling interests	—	—	(4)	(4)
Balance as of September 30, 2016	$—	$(10)	$24	$14

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of April 3, 2015	$(2)	$2	$—
Other comprehensive income, net of taxes	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of taxes and noncontrolling interests	—	(2)	(2)
Balance as of October 2, 2015	$(2)	$—	$(2)

Note 14—Segment Information
CSRA’s reportable segments are as follows:

•	Defense and Intelligence—The Defense and Intelligence segment provides services to the DoD, National Security Agency, branches of the Armed Forces and other DoD and intelligence agencies.

•
Civil—The Civil segment provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services and other federal civil agencies, as well as various state and local government agencies.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes operating results and total assets by reportable segments.

(Dollars in millions)	Defense and Intelligence	Civil	Subtotal	Corporate(1)	Total
As of September 30, 2016
Total assets	$1,939	$2,619	$4,558	$211	$4,769

Three Months Ended September 30, 2016
Revenues	$575	$688	$1,263	$—	$1,263
Segment operating income	80	101	181	—	181
Depreciation and amortization expense	34	29	63	—	63

Six Months Ended September 30, 2016
Revenues	$1,143	$1,374	$2,517	$—	$2,517
Segment operating income	134	206	340	—	340
Depreciation and amortization expense	68	60	128	—	128

As of October 2, 2015
Total assets	$1,160	$753	$1,913	$—	$1,913

Three Months Ended October 2, 2015
Revenues	$500	$469	$969	$—	$969
Segment operating income	70	77	147	—	147
Depreciation and amortization expense	23	12	35	—	35

Six Months Ended October 2, 2015
Revenues	$1,006	$922	$1,928	$—	$1,928
Segment operating income	134	138	272	—	272
Depreciation and amortization expense	46	22	68	—	68
(1) Total assets allocated to the Corporate Segment at September 30, 2016 consist of the following: (1) $51 million of cash, (2) $43 million of accounts receivable, (3) $82 million of property, plant, and equipment, net, and (4) $35 million of other current assets.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Segment operating income provides useful information to CSRA’s management for assessment of CSRA’s performance and results of operations and is one of the financial measures utilized to determine executive compensation.
A reconciliation of consolidated segment operating income to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Segment operating income	$181	$147	$340	$272
Corporate G&A	(19)	(14)	(36)	(29)
Separation and merger costs	(8)	(42)	(13)	(56)
Interest expense, net	(29)	(5)	(59)	(10)
Other (expense) income, net	(1)	2	(2)	21
Income before income taxes	$124	$88	$230	$198

Note 15—Commitments and Contingencies
Commitments
In the normal course of business, CSRA may provide certain customers, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, CSRA would only be liable for the amounts of these guarantees in the event that nonperformance by CSRA permits termination of the related contract by the customer. As of September 30, 2016, CSRA had $45 million of outstanding letters of credit and $12 million of surety bonds related to these performance guarantees. CSRA believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its Consolidated and Condensed Financial Statements.
The following table summarizes the expiration of CSRA’s financial guarantees and stand-by letters of credit outstanding as of September 30, 2016:

(Dollars in millions)	Last Half of Fiscal 2017	Fiscal 2018	Fiscal 2019 and Thereafter	Total
Stand-by letters of credit	$32	$13	$—	$45
Surety bonds	—	12	—	12
Total	$32	$25	$—	$57
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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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
As of September 30, 2016, CSRA has recorded a liability of $16.8 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.
In connection with the sale of ATD in fiscal 2014, CSC transferred its joint venture interests in Computer Sciences Raytheon (“CSR”) as part of the ATD sale transaction. CSR is a joint venture formed between CSC and Raytheon Technical Services Company, and its sole business is performance of a single contract for a DoD customer. CSR is the plan sponsor of the CSR pension plan, which was terminated in connection with the termination of the CSR contract with the customer. CSC agreed with the purchaser of ATD that CSC would fund the purchaser’s share of the CSR pension settlement obligation upon plan termination. In addition, the agreement with the purchaser provides that the eventual expected recovery by CSR of such plan termination settlement costs from the customer as provided for under federal Cost Accounting Standards (“CAS”) Section 413, whereby contractors may recover such costs from the government plus interest, will be reimbursed to the business. The CSR pension plan termination process commenced in September 2015. The share of the funding obligation that was attributable to the purchaser and, therefore, to be advanced by CSC, was initially estimated at $26.0 million. The ultimate plan termination settlement funding obligation is based on economic factors, including long-term interest rates that impact the cost of annuities offered by insurers at the time of the actual plan termination settlement. The fair value of CSC’s funding advance obligation net of subsequent expected recoveries was recorded by CSRA prior to CSRA’s separation from CSC. As part of the separation, CSC and CSRA agreed that CSC would transfer all rights, title and interest of the agreement to fund the CSR pension settlement obligation that would otherwise be the responsibility of CSC to CSRA. Consequently, in September 2016, the Company made a payment to escrow of $24.7 million to fund CSC’s CSR pension settlement obligation.

Unless otherwise noted, CSRA is unable to develop a reasonable estimate of a possible loss or range of losses associated with the following contingent matters at this time.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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
The parties have resumed exploring potential settlement options but have not concluded any settlement. If those are not successful, litigation will proceed and CSC expects to consolidate all of its claims against the State with any claims arising from the default termination. CSRA will litigate on behalf of CSC and indemnify CSC for the costs of litigation and any other costs or liabilities CSC may incur in the litigation. Recovery by CSC will be credited to CSRA. Management has evaluated the recoverability of assets related to the contract in light of these developments and concluded that no adjustments to its financial statements are required. Further, we have assessed the legal risk associated with the State Claim under ASC 450 and have concluded at this time that no reserve is required.
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

Plaintiffs filed their motion for class certification on June 3, 2016. CSC filed its opposition on July 15, 2016. Plaintiffs filed their reply brief on August 12, 2016 and the matter is currently under advisement with the Court.
The parties have explored potential settlement scenarios but have not concluded any settlement. Accordingly, the litigation is ongoing and briefing on plaintiffs’ motion for class certification, the next step in the litigation, is in progress.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

In addition to the two consolidated cases that were the subject of the Fourth Circuit’s opinion, there are currently an additional six similar cases, involving approximately 100 individuals, pending before federal and state courts in California, Louisiana, and Virginia that have yet to be adjudicated. Plaintiffs in these cases present similar claims, that they worked in excess of 40 hours per week, they were compensated with a salary based on a 40-hour work week, and this violated the terms of their Offer Letters that quoted an hourly wage. It is reasonably possible

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

that the trial courts considering these cases will interpret the Offer Letter and Foreign Travel Letter at issue in these other cases similarly to the Fourth Circuit and may enter judgments against CSC awarding damages. However, there remain differences among the pending cases, including statutes of limitations, which may lengthen or shorten the period of time for when damages may be recovered, and differences between plaintiffs’ legal entitlement to other damages or awards, such as punitive damages or attorneys’ fees. These are issues of state contract or statutory law and depend upon which states’ laws apply to the individual plaintiffs. These issues have not been resolved. The range of possible losses for which the Company would be required to indemnify CSC associated with these pending matters is between $0.0 million and $14.0 million.

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

Note 16—Subsequent Events

Stock Repurchase Program

CSRA repurchased an additional 106,311 shares of common stock subsequent to September 30, 2016 through open market purchases for an aggregate consideration of $2.9 million, at an average price of $26.92 per share. CSRA paid $2.2 million during the third quarter of fiscal 2017 for 81,806 shares repurchased during the second quarter of fiscal year 2017 that had not settled in cash by September 30, 2016. As of October 12, 2016, CSRA has remaining authorization to repurchase $337.0 million of common stock pursuant to its Share Repurchase Program.

Debt Modification
In October 2016, the Company began discussions with the administrative agents of its Term Loan and Revolving Credit Facilities to amend the terms, including an extension of the maturity dates. The amended facilities are expected to provide for: (a) a reduction in the margin over indexed interest rates on the Term Loan B Facility, (b) a reduction in the principal of Term Loan B Facility and an increase in the principal balance of the Tranche A2 Facility in substantially the same amount; and (c) changes to certain existing debt covenants to provide for greater operational and financial flexibility. The transaction is expected to be completed during the third quarter of fiscal year 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our Annual Report on Form 10-K, for the period ended April 1, 2016, our Quarterly Report on Form 10-Q for the three months ended July 1, 2016, and our unaudited Consolidated and Condensed Financial Statements and accompanying notes for the three and six months ended September 30, 2016 (“FY17 2nd Quarter Financial Statements”).
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

Our MD&A is organized as follows:

•
Overview: A discussion of our business and overall analysis of financial and other highlights affecting CSRA to provide context for the remainder of MD&A. The overview analysis compares the three and six months ended September 30, 2016 to the three and six months ended October 2, 2015;

•
Results of Operations: An analysis of our financial results comparing the three and six months ended September 30, 2016 to the comparable prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations by segment;

•	Liquidity and Capital Resources: An analysis of changes in our cash flows and a discussion of our financial condition and liquidity;

•	Contractual Obligations: An overview of contractual obligations, retirement benefit plan funding and off balance sheet arrangements; and

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

Financial Overview
The key operating results for the second quarter of fiscal year 2017 include:

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Total Revenue	$1,263	$969	$2,517	$1,928
Income Before Income Taxes	124	88	230	198
Net Income	80	53	148	120
Net Income Attributable to Common Shareholders	76	48	141	111
Non -GAAP measures:
Total Segment Operating Income (1)	181	147	340	272
Adjusted EBITDA (2)	228	177	439	323
Segment Operating Income Margin	14.3%	15.2%	13.5%	14.1%
(1) Total segment operating income is a non-GAAP measure that provides useful information to our management for assessment of our performance and results of operations and is one of the financial measures utilized to determine executive compensation. Our definition of such measure may differ from other companies. We define segment operating income as total segment revenue less cost of services (“COS”), segment general and administrative (“G&A”) expense and segment depreciation and amortization expense. Segment operating income excludes actuarial and settlement charges related to pension and other post-employment benefit plans, corporate G&A, separation and merger costs and SRA integration costs. Management compensates for the limitations of this non-GAAP measure by also reviewing income before income taxes, which includes costs excluded from the operating income definition such as corporate G&A, interest and other income (expense). Management believes that presenting non-GAAP segment operating income is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. A reconciliation of total segment operating income to income before income taxes is as follows.

	Three Months Ended			Six Months Ended
(Dollars in millions)	September 30, 2016		October 2, 2015	September 30, 2016	October 2, 2015
Total segment operating income(a)	$181	$	$147	$340	$272
Corporate G&A	(19)		(14)	(36)	(29)
Separation and merger costs(b)	(8)		(42)	(13)	(56)
Interest expense, net	(29)		(5)	(59)	(10)
Other (expense) income, net	(1)		2	(2)	21
Income before income taxes(a)	$124		$88	$230	$198

(a) Income before taxes for the three and six months ended October 2, 2015, does not include the contribution from net periodic pension income related to CSC’s U.S. defined benefit pension plans that we assumed in the Spin-Off; net periodic pension income relating to these plans has not been included in CSRA’s historical non-GAAP segment operating income nor in the historical Consolidated Financial Statements or in the unaudited Consolidated and Condensed Financial Statements but included in our results of operations beginning in the period after the date of Distribution. The contribution to non-GAAP total segment operating income from net periodic pension income from CSC’s U.S. defined benefit pension plans amounted to approximately $(21) million and ($42) million for the three and six months ended October 2, 2015, respectively.

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

The following table presents a reconciliation of Net income to Adjusted EBITDA.

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net income	$80	$53	$148	$120
Interest expense, net	29	5	59	10
Tax expense on income	44	35	82	78
Depreciation and amortization	63	35	128	68
Amortization for contract-related intangibles	—	2	2	5
Stock-based compensation	4	5	7	4
Gain on disposition of business	—	—	—	(18)
Separation and merger costs(a)	8	42	13	56

Adjusted EBITDA	$228	$177	$439	$323

(a) Includes costs related to the Spin-Off and the Mergers.
Business Drivers and Key Performance Indicators
We manage and assess the performance of our business through various means, with the primary financial measures including contract wins, revenue, operating income, backlog, and free cash flow. See below as well as the MD&A in our Annual Report on Form 10-K for further discussion of factors that drive our business results and our key performance indicators. The following are some of these key performance indicators for the three and six months ended September 30, 2016, compared to the three and six months ended October 2, 2015.

•
We announced contract awards(3) of $2.4 billion and $3.7 billion for the three and six months ended September 30, 2016, respectively, as compared to $1.5 billion and $2.5 billion during the three and six months ended October 2, 2015, respectively.

•
Total backlog(4) was $15.5 billion at September 30, 2016, compared to $15.1 billion at April 1, 2016. Of the total $15.5 billion backlog at September 30, 2016, $2.3 billion is expected to be realized as revenue during the remainder of fiscal year 2017, and $12.5 billion is not yet funded.

•
Days Sales Outstanding (“DSO”)(5) was 58 days as of September 30, 2016 and 52 days as of April 1, 2016, as compared to 43 days as of October 2, 2015. The increase in the second quarter of fiscal 2017 was due, in part, to a $25 million receivable associated with CSRA’s funding of a settlement for a legacy pension plan of Computer Sciences GS Business. Excluding this receivable, the DSO was approximately 57 days as of September 30, 2016.

•	Cash provided by operating activities was $211 million and $366 million for the six months ended September 30, 2016 and October 2, 2015, respectively.

•	Cash used in investing activities was $(91) million and $(13) million for the six months ended September 30, 2016 and October 2, 2015, respectively.

•	Cash used in financing activities was $(182) million and $(348) million for the six months ended September 30, 2016 and October 2, 2015, respectively.

•
Free cash flow(6) was $8 million and $75 million for the three and six months ended September 30, 2016, respectively, as compared to $118 million and $170 million for the three and six months ended October 2, 2015, respectively.

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

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net cash provided by operating activities	$55	$119	$211	$366
Net cash (used in) provided by investing activities	(48)	(32)	(91)	(13)
Sale of accounts receivable(a)	—	4	(46)	(176)
Business dispositions	—	—	—	(34)
Payments on capital leases and other long-term assets financing	(10)	(5)	(17)	(10)
Separation-related payments	11	32	18	37
Free cash flow	$8	$118	$75	$170

(a) For the periods presented, free cash flow is adjusted for the relative impact of net proceeds arising from the initial sale of billed and/or unbilled receivables under the Master Accounts Receivable Purchase Agreement. For the six months ended October 2, 2015, $176 million of net proceeds applies to billed and unbilled receivables principally sold by the Computer Sciences GS Business. For the six months ended September 30, 2016, net proceeds of $46 million relates to SRA unbilled receivables under the Master Accounts Receivable Purchase Agreement to which SRA was added to during the period. Billed receivables historically sold by SRA under a separate accounts receivable purchase agreement continue under the Master Accounts Receivable Purchase Agreement. See Note 5 - Sale of Receivables to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information.

Economic and Industry Factors
For both the three and six months ended September 30, 2016, we generated approximately 94% of our total revenues from sales to the U.S federal government either as a prime contractor or subcontractor to other contractors. For both the three and six months ended September 30, 2016, we generated approximately 45% of our total revenues from the DoD (including all branches of the U.S. military) and Intelligence Community and approximately 49% of our total revenues from civilian agencies. We expect to continue to derive substantially all of our revenues from work performed under U.S. federal government contracts. As a result, our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that federal discretionary spending will grow, government budget deficits and the national U.S. debt will constrain spending across many federal agencies. Adverse changes in fiscal and economic conditions, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling could materially impact our business.
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
Results of Operations
We report our results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter of the fiscal year to prevent the fiscal year from moving from an approximate end of March date. The second quarters of fiscal 2017 and fiscal 2016 were comprised of an equivalent number of weeks.

Revenues
Revenues for the Defense and Intelligence and Civil segments were as follows.

	Three Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	Change	Percent Change
Defense and Intelligence	$575	$500	$75	15.0%
Civil	688	469	219	46.7
Total Revenue	$1,263	$969	$294	30.3%

	Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	Change	Percent Change
Defense and Intelligence	$1,143	$1,006	$137	13.6%
Civil	1,374	922	452	49.0
Total Revenue	$2,517	$1,928	$589	30.5%

For the three and six months ended September 30, 2016, our total revenue increased by $294 million, or 30.3%, and $589 million, or 30.5%, respectively, as compared to the same period of the prior year primarily due to the additional revenue attributable to SRA. Excluding revenue of $363 million attributable to SRA, revenue for the three months ended September 30, 2016 amounted to $900 million, a decrease of $69 million from the second quarter of fiscal 2016. Excluding revenue of $712 million attributable to SRA, revenue for the six months ended September 30, 2016 amounted to $1,805 million, a decrease of $123 million from the first half of fiscal 2016. Revenue declined in the three and six month periods due to reductions in the Logistics Modernization Program for the U.S. Army, as well as a lower overall volume of direct material and other direct cost purchases.
Defense and Intelligence Segment

For the three and six months ended September 30, 2016, Defense and Intelligence segment revenues increased by $75 million, or 15.0%, and $137 million, or 13.6%, respectively, as compared to the same period of the prior year, primarily due to additional revenue attributable to SRA. Excluding revenue of $111 million and $225 million attributable to SRA for the three months and six months ended September 30, 2016, respectively, revenue in both periods decreased.

For the three months ended September 30, 2016, the revenue decrease was primarily due to the downsizing of the Logistics Modernization Program and a net reduction in task orders on existing contracts with the U.S. Army, U.S. Navy, and National Security Agency. In addition, there was reduced revenue of $11 million on certain contracts with the Missile Defense Agency and Defense Intelligence Agency that had either concluded or were winding down. These revenue reductions were partially offset by $15 million of revenue on a new classified contract.

For the six months ended September 30, 2016, the revenue decrease was primarily due to the downsizing of the Logistics Modernization Program and net reductions in tasking on other Army and National Security Agency contracts. In addition, Navy and Missile Defense Agency programs ending reduced revenues $25 million. Partially offsetting these reductions were increases in tasking on Navy programs of $8 million and a new classified contract of $24 million.

Civil Segment

For the three and six months ended September 30, 2016, Civil segment revenues increased by $219 million, or 46.7%, and $452 million, or 49.0%, respectively, as compared to the same period of the prior year, primarily due to the additional revenue attributable to SRA. Excluding revenue of $252 million and $487 million attributable to SRA for the three and six months ended September 30, 2016, respectively, revenue in both periods decreased.

For the three months ended September 30, 2016, the net change was due in part to reduced revenues of $26 million from non-federal programs, driven primarily by one program transitioning from development to operations and maintenance. In addition, reduced tasking orders on other federal contracts resulted in a $9 million net reduction. For contracts with the Department of Homeland Security (“DHS”), programs ending or winding down were partially offset by increased task orders resulting in a $5 million net reduction. Offsetting the DHS revenue reduction was a $9 million increase for new contract awards with the National Institutes of Health and the Department of Transportation.

For the six months ended September 30, 2016, the decrease in revenue was driven primarily by a $24 million reduction in revenue from non-federal programs, with one program transitioning to an operations and maintenance phase. For contracts with the DHS, revenue declined by $14 million due to contracts that were completed or winding down, partially offset by contracts with increased task orders. Revenue also declined $12 million from net reductions of other federal programs. Offsetting these revenue reductions was $16 million of revenue from new task orders with the Department of Health and Human Services.
Segment Operating Income
Segment operating income for the Defense and Intelligence, and Civil segments were as follows:

	Three Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	Change	Percent Change
Defense and Intelligence	$80	$70	$10	14.3%
Civil	101	77	24	31.2
Total segment operating income	$181	$147	$34	23.1%

Segment operating income margin:
Defense and Intelligence	13.9%	14.0%	(0.1)%
Civil	14.7%	16.4%	(1.7)%

	Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	Change	Percent Change
Defense and Intelligence	$134	$134	$—	—%
Civil	206	138	68	49.3
Total segment operating income	$340	$272	$68	25.0%

Segment operating income margin:
Defense and Intelligence	11.7%	13.3%	(1.6)%
Civil	15.0%	15.0%	—%

For the three and six months ended September 30, 2016, our segment operating income increased by $34 million, or 23.1%, and $68 million, or 25.0%, respectively, as compared to the same period of the prior year. Excluding the segment operating income of $25 million and $22 million attributable to SRA during the three and six months ended September 30, 2016, respectively, the favorable operating income for the fiscal year 2017 periods was a result of better contract performance and higher pension income.

Defense and Intelligence Segment

For the three months ended September 30, 2016, Defense and Intelligence segment operating income increased by $10 million, or 14.3%, as compared to the same period of the prior year. Approximately $6 million of the increase in the segment’s operating income during the three months ended September 30, 2016 is attributable to operating income at SRA. Excluding the impact of SRA, Defense and Intelligence segment operating income increased by $4 million. Excluding the impact of SRA, the segment’s operating income as a percentage of sales increased due to more efficient delivery of services and higher pension income.

For the six months ended September 30, 2016, Defense and Intelligence segment operating income was unchanged compared to the same period of the prior year; however, the first half of fiscal year 2017 includes a loss of approximately $1 million associated with SRA.
Civil Segment

For the three months ended September 30, 2016, Civil segment operating income increased by $24 million, or 31.2%, as compared to the same period of the prior year. Excluding Civil segment operating income of $18 million attributable to SRA, the increase in the segment’s operating income for the fiscal year 2017 period was primarily the result of higher pension income, better contract performance and other program related efficiencies.

For the six months ended September 30, 2016, Civil segment operating income increased by $68 million, or 49.3%, as compared to the same period of the prior year. Excluding Civil segment operating income of $21 million attributable to SRA, the increase in operating income for the fiscal year 2017 period was primarily the result of higher pension income, better contract performance and other program related efficiencies.
Costs and Expenses
Our total costs and expenses were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Costs of services(a)	$983	$757	$1,974	$1,532
Selling, general and administrative	55	44	111	85
Depreciation and amortization	63	35	128	68
Separation and merger costs	8	42	13	56
Interest expense, net	29	5	59	10
Other (income) expense, net	1	(2)	2	(21)
Total	$1,139	$881	$2,287	$1,730
(a) COS also includes related-party transactions with CSC of $2 million and $4 million for the three and six months ended October 2, 2015, respectively.

Costs of Services

COS, as a percentage of revenue, decreased to 77.8% and 78.4% for the three and six months, respectively, ended September 30, 2016 as compared to 78.1% and 79.4% from the same periods of the prior year. The decrease as a percentage of revenue is a result of program delivery efficiencies, indirect cost reductions, and merger synergies.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”), as a percentage of revenue, was 4.4% for both the three and six months ended September 30, 2016, and was unchanged compared to the same periods of the prior year.
Depreciation and Amortization (D&A)
D&A for the Defense and Intelligence, and Civil segments were as follows:

	Three Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	Change	Percent Change
Defense and Intelligence	$34	$23	$11	47.8%
Civil	29	12	17	141.7
Total depreciation and amortization	$63	$35	$28	80.0%

	Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015	Change	Percent Change
Defense and Intelligence	$68	$46	$22	47.8%
Civil	60	22	38	172.7
Total depreciation and amortization	$128	$68	$60	88.2%

D&A, as a percentage of revenue, increased to 5.0% and 5.1% for the three and six months ended September 30, 2016, respectively, as compared to 3.6% and 3.5%, respectively, from the second quarter and first half of the prior fiscal year. These increases were primarily due to the amortization of intangible assets acquired in the SRA merger. Excluding D&A of $32 million and $63 million and revenue attributable to SRA for the three and six months ended September 30, 2016, respectively, D&A, as a percentage of revenue, was 3.4% and 3.5%, respectively, compared to 3.6% and 3.5%, respectively, for the same periods of the prior year.
Separation and Merger Costs

Separation and merger costs were costs incurred to give effect to Computer Sciences GS’s separation from CSC and subsequent merger with SRA. These costs are primarily comprised of severance and other personnel costs, third-party accounting, legal and other consulting services, as well as information technology infrastructure and application costs. For the three and six months ended September 30, 2016, separation and merger costs were $8 million and $13 million, respectively. Pursuant to the Merger Agreement, all merger costs incurred by Computer Sciences GS Business were paid by CSRA.
Interest Expense, Net

Interest expense of $29 million and $59 million for the three and six months ended September 30, 2016, respectively, increased by $24 million and $49 million, respectively, compared to $5 million and $10 million, respectively, of interest expense for the same periods of the prior year. Interest expense for the three and six months ended September 30, 2016 reflect the additional long-term debt incurred in connection with the Spin-Off and Merger transactions in November 2015.
Other (Income) Expense, Net
Other (income) expense, net comprises gains and losses from the sale of businesses and non-operating assets, the impact of movement in foreign currency exchange rates on CSRA's foreign currency denominated assets and liabilities and other miscellaneous gains and losses.

Other expenses of $1 million and $2 million for the three and six months ended September 30, 2016, respectively, increased compared to other income of $(2) million and $(21) million, respectively, for the same periods of the prior year. The six months ended October 2, 2015 reflect a $18.5 million pre-tax gain on the disposition of Welkin Associates Limited, which was a wholly owned subsidiary of the legacy Computer Sciences GS Business.
Taxes

Our effective tax rate (“ETR”) was 35.5% and 35.7% for the three and six months ended September 30, 2016 and 39.8% and 39.4% for the three and six months ended October 2, 2015, respectively. The lower ETRs for the three and six months ended September 30, 2016 compared to the three and six months ended October 2, 2015 were due to the addition of beneficial stock compensation deductions and the absence of adjustments related to the carve-out approach used for tax purposes prior to the Spin-Off in the 2016 periods.
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance of $8.7 million has been recorded against deferred tax assets as of September 30, 2016 relating to net operating losses in foreign jurisdictions and state tax carryforwards.

Share-Based Compensation Expense

In connection with the Spin-Off, the equity compensation awards in fiscal 2016 of employees of CSC who became employees of CSRA were converted into equity awards of CSRA having the same terms and conditions as their prior CSC awards.

For the three and six months ended September 30, 2016, the total expense recognized in CSRA’s results of operations related to equity awards was $4.1 million and $7.1 million, respectively. See Note 12—Share-Based Compensation Plans to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information on share-based compensation including unrecognized compensation expense that will impact our earnings in future periods.
Liquidity and Capital Resources
Cash Flows

	Six Months Ended
(Dollars in millions)	September 30, 2016	October 2, 2015
Cash provided by operating activities	$211	$366
Cash used in investing activities	(91)	(13)
Cash used in financing activities	(182)	(348)
Net (decrease) increase in cash and cash equivalents	(62)	5
Cash and cash equivalents at beginning of year	130	5
Cash and cash equivalents at end of period	$68	$10

Operating Cash Flow

Net cash provided by operating activities for the six months ended September 30, 2016 was $211 million, a decrease of $155 million compared to the six months ended October 2, 2015. This decrease was primarily due to the introduction of the receivable sales activities during the six months ended October 2, 2015. Operating cash flow for the six months ended September 30, 2016 benefited from the inclusion of SRA into our receivable sales activities, including the sale of unbilled SRA receivables. Our operating cash flow for the second quarter of fiscal year 2017 also reflects a $25 million payment to satisfy our commitment to fund CSC’s CSR pension settlement obligation.

Investing Cash Flow

Net cash used in investing activities for the six months ended September 30, 2016 was $(91) million, as compared to $(13) million for the six months ended October 2, 2015. This decline reflects higher purchases of property and equipment in the fiscal year 2017 period as well as proceeds from the sale of Welkin in the fiscal year 2016 period.
Financing Cash Flow

Net cash used in financing activities for the six months ended September 30, 2016 was $(182) million, which was $166 million less than the $(348) million used in the six months ended October 2, 2015. This change reflects the absence of amounts transferred to CSC and $148 million of debt repayments in the fiscal year 2017 period.
Discussion of Financial Condition
Cash and Cash equivalents were $68 million and $130 million at September 30, 2016 and April 1, 2016, respectively.
After the Spin-Off, CSRA became the primary seller of certain accounts receivable under a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) that was first entered into on April 21, 2015 with The Royal Bank of Scotland, PLC (“RBS”), as Purchaser, along with Mitsubishi UFJ Financial Group Ltd, and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of our eligible trade receivables. In June 2016, SRA was added to the Purchase Agreement as an additional seller of accounts receivables. In connection with the addition of the SRA receivables into the facility, the Company evaluated allowances associated with SRA’s government audit activities, receivable aging and specific collectability issues and increased the associated allowance by approximately $3 million in the first quarter of fiscal year 2017.

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

During the six months ended September 30, 2016, the sellers sold $1.49 billion of our billed and unbilled receivables for cash. Collections by the purchaser on the receivables we sold were $1.40 billion for the six months ended September 30, 2016. As of September 30, 2016, there was also $30.0 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. Total receivables sold, net of collections and fees related to accounts receivable sales, resulted in an increase in operating cash flow of $90 million for the six months ended September 30, 2016.

Upon consummation of the Mergers, SRA initially maintained a separate accounts receivable purchase agreement under which SRA sold certain accounts receivable to a third party, or the Factor, without recourse to SRA. There were no sales of receivables under this facility during the six months ended September 30, 2016 and the agreement with the Factor was terminated in June 2016.

Liquidity

As of September 30, 2016, CSRA’s total liquidity was $768 million, consisting of $68 million of cash and cash equivalents and $700 million available under CSRA’s revolving credit facility. In September 2016, the Company was required to make a one-time payment of $25 million in connection with its obligation to fund the termination of a pension plan covering employees of a company formed as a joint venture between CSC and another government contractor. In October 2016, the Company began discussions with the administrative agents of its Term Loan and Revolving Credit Facilities to amend the terms, including an extension of the maturity dates. We expect to complete this amendment during the third quarter of fiscal year 2017. See Note 15—Commitments and Contingencies and Note 16—Subsequent Events to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information. In the opinion of management, CSRA will be able to meet its liquidity and cash needs for at least the next twelve months through the combination of cash flows from operating activities, available cash balances, and available borrowings under CSRA’s revolving credit facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt or equity securities. However, there can be no assurances that CSRA will be able to obtain debt financing on acceptable terms in the future.

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

At September 30, 2016, CSRA’s ratio of net debt-to-total capitalization was 90.9%, a decrease of 1.8 percentage points from the end of fiscal year 2016. The decrease in the ratio was primarily the result of repayments in the amount of $148 million during the first half of fiscal year 2017.

The following table summarizes CSRA’s capitalization ratios as of the end of the second quarter of fiscal year 2017 and fiscal year 2016:

	As of
(Dollars in millions)	September 30, 2016	April 1, 2016
Total debt(7)	$2,789	$2,935
Less: Cash and cash equivalents	68	130
Net debt(8)	$2,721	$2,805

Total debt	$2,789	$2,935
Equity	204	90
Total capitalization	$2,993	$3,025

Debt-to-total capitalization	93.2%	97.0%
Net debt-to-total capitalization	90.9%	92.7%

(7)	Total debt is the sum of short and long-term components of GAAP debt and capitalized leases.

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

Debt Financing

Including capitalized lease liabilities, CSRA had $126 million of current maturities of long-term debt and $2,663 million of long-term debt at September 30, 2016.

We obtained financing in connection with the Spin-Off and the Mergers under various facilities. See Note 9— Debt to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q and “Liquidity” in our Annual Report on Form 10-K for information about these facilities, including covenants, default provisions, repayment terms, and interest rates of each facility.

Our term loan facilities require us to prepay outstanding term loans, subject to certain exceptions, in the case of excess annual cash flow and in the event of certain asset sales, casualty events and issuances of debt. Any required excess cash flow payments are due within 90 days following the end of the fiscal year. During the first quarter of fiscal 2017, we paid $48 million related to FY16 excess cash flow.

In March 2016, we executed a series of hedging transactions to manage the interest rate risk related to $1.4 billion of the Senior Secured Term Loan A facilities. CSRA’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements (see Note 6—Derivative Instruments to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q).

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

In September 2016, CSRA repurchased 300,097 shares of common stock through open market purchases for an aggregate consideration of $7.9 million, at an average price of $26.45 per share. As of September 30, 2016, CSRA remained authorized to repurchase $342 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019.
On May 25, 2016, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share. The total qualifying shares were 163,427,525 shares, with a total dividend payout of $16.3 million.

Payment of the dividend was made on July 11, 2016 to CSRA stockholders of record at the close of business on June 14, 2016.
On August 10, 2016, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share.  The total qualifying shares were 163,796,116 shares, with a total dividend payout of $16.4 million. Payment of the dividend was made on October 4, 2016 to CSRA stockholders of record at the close of business on August 31, 2016.
In the opinion of management, CSRA has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by CSRA’s Board of Directors.
Off Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
CSRA has contractual obligations for long-term debt, capital lease liabilities and other obligations, including our performance guarantees and expiration of the stand-by letters of credit. See Note 9—Debt and Note 15—Commitments and Contingencies to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about these obligations.
Critical Accounting Estimates
Recent accounting pronouncements and the anticipated impact to CSRA are described in Note 1— Description of the Business, Basis of Presentation and Recent Accounting Pronouncements to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q.
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
Revenue recognition
Substantially all of our revenue is derived from contracts with departments and agencies of the U.S. federal government, as well as other state and local government agencies. We generate our revenue from the following types of contractual arrangements: time and materials contracts, firm-fixed-price contracts and cost-plus-fee contracts, which comprised approximately 21%, 44%, and 36%, respectively, of our revenue in the six months ended September 30, 2016. We also provided services to other businesses of CSC, which are included as related-party revenues for the second quarter and first half of fiscal year 2016. In the second quarter of fiscal year 2017, these services are included in revenues.
Many of our contracts require the use of estimates-at-completion (“EAC”) in the application of the percentage-of-completion accounting method. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 37% of our revenues for the six months ended September 30, 2016.

When changes in estimates of contract sales or costs occur, we make revisions to EACs and reflect changes in the results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. See Note 1— Description of the Business, Basis of Presentation and Recent Accounting Pronouncements to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information.
Our U.S. federal government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the government. At September 30, 2016, we did not have any federal contract terminations in process that would have a material effect on our consolidated financial position, results of operations or cash flows.
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
Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in our financial statements from the acquisition date. See Note 7— Goodwill and Other Intangible Assets to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates or foreign currency exchange rates. We actively monitor these exposures and manage such risks through our regular operating and financing activities or the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of September 30, 2016 and April 1, 2016, we had $68 million and $130 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest expense and to manage its exposure to related to interest rate movements (See Note 6 - Derivative Instruments to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further discussion). A hypothetical 1% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $12 million as of September 30, 2016, and likewise decreased our net income and cash flows.
The return on our cash and cash equivalents balance as of September 30, 2016 and April 1, 2016 was less than 1%; thus, although investment interest rates may continue to decline in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Our reporting currency is the U.S. dollar (“USD”); however, our foreign business operations, which predominantly provide business processing support services to our U.S. federal government customers, incur expenses denominated in foreign, local currencies. The expenses associated with providing our business processing services are invoiced either in USD based upon the current USD to local currency exchange rates, or in the foreign, local currency. Such expenses expose us to exchange rate fluctuations between USD and the local currency. Historically, we mitigated the volatility relating to these exposures, in part, through the identification of potential foreign currency exposures through the contract bidding and forecasting process that would expand or modify our services. We have also been able to mitigate a portion of foreign currency risk through earnings by matching revenue earned in the same local currency as the expense incurred. However, as fluctuations (including possible devaluations) in currency exchange rates may occur or there may be the imposition of limitations on the conversion of foreign currencies into our reporting currency, we may enter into forward contracts to manage exchange rate volatility. A 1% increase in exchange rates would have increased our cost of services denominated in foreign currencies by $0.5 million in the six months ended September 30, 2016.
We have not entered into any hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

CSRA’s management, with the participation of CSRA’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CSRA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on that evaluation, CSRA’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, CSRA’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that CSRA files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

We have evaluated the changes in our internal control over financial reporting that occurred during the six months ended September 30, 2016 and concluded that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is set forth in Note 15 - Commitments and Contingencies to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q, and under the caption “Contingencies,” contained in Part I, Item 1 of this Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of October 17, 2016, our directors, executive officers and our 3 largest stockholders beneficially own, collectively, approximately 27% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. The sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2015, the Board authorized the Share Repurchase Program, pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. The share repurchases may be executed through various means, including, without limitation, open market transactions, and privately negotiated transactions or otherwise and are in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. See Notes 13 and 16 to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about the Share Repurchase Program.

The following table presents repurchases of our common stock during the six months ended September 30, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2, 2016 - July 1, 2016	—	$—	—	$—
July 2, 2016 - July 29, 2016	—	—	—	—
July 30, 2016 - August 26, 2016	—	—	—	—
August 27, 2016 - September 30, 2016	300,097	26.45	300,097	342
Total	300,097	26.45	300,097	$342

(1) The Share Repurchase Program, which was authorized by the Board on November 30, 2015, does not obligate CSRA to purchase any shares, and expires on March 31, 2019. As of September 30, 2016, CSRA had repurchased 2,068,226 shares of common stock through open market purchases for an aggregate consideration of approximately $58 million, and remained authorized to repurchase $342 million of common stock under the program.

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

CSRA INC.

Dated:	November 9, 2016	By:	/S/ William Luebke
		Name:	William Luebke
		Title:	Controller
(Principal Accounting Officer)