Form 10-Q
period 2016-12-30
CSRA Inc.
filed 2017-02-08
CIK 1646383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
163,110,207 shares of Common Stock, $0.001 par value, were outstanding on February 2, 2017.

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

Because the Spin-Off and the Mergers were not consummated until November 27, 2015 and November 30, 2015, respectively, the unaudited Consolidated and Condensed Financial Statements presented in this Quarterly Report on Form 10-Q (“Form 10-Q”) include only the legacy Computer Sciences GS Business activity for the period from April 4, 2015 to November 30, 2015 and CSRA including SRA for the periods December 1, 2015 to January 1, 2016 and from April 2, 2016 to December 30, 2016. Consequently, our financial results for the three and nine months ended December 30, 2016 and January 1, 2016 are not comparable.

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

CSRA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     CSRA INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS (unaudited)

	As of
(Dollars in millions)	December 30, 2016	April 1, 2016
Current assets
Cash and cash equivalents	$162	$130
Receivables, net of allowance for doubtful accounts of $24 and $21, respectively	742	751
Prepaid expenses and other current assets	109	123
Total current assets	1,013	1,004

Intangible and other assets
Goodwill	2,335	2,332
Customer-related and other intangible assets, net of accumulated amortization of $232 and $201, respectively	787	870
Software, net of accumulated amortization of $106 and $95, respectively	79	41
Other assets	86	69
Total intangible and other assets	3,287	3,312

Property and equipment, net of accumulated depreciation of $794 and $773, respectively	586	530
Total assets	$4,886	$4,846

Current liabilities
Accounts payable	$182	$170
Accrued payroll and related costs	197	200
Accrued expenses and other current liabilities	523	528
Current capital lease liability	50	42
Current maturities of long-term debt	52	128
Dividends payable	18	18
Total current liabilities	1,022	1,086

Long-term debt, net of current maturities	2,550	2,656
Noncurrent capital lease liability	147	109
Deferred income tax liabilities	213	163
Other long-term liabilities	624	742

Commitments and contingent liabilities (Note 16)

Equity
Stockholders’ Equity:
Common stock, $0.001 par value, 750,000,000 shares authorized, 163,333,488 and 162,925,821 shares issued, and 162,988,095 and 162,925,821 shares outstanding, respectively	—	—
Additional paid-in capital	129	117
Accumulated earnings (deficit)	144	(74)
Accumulated other comprehensive income	31	21
Total stockholders’ equity	304	64
Noncontrolling interests	26	26
Total equity	330	90
Total liabilities and equity	$4,886	$4,846
See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per share amounts)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Revenue	$1,222	$1,031	$3,739	$2,955
Related-party revenue	—	1	—	5
Total revenue	1,222	1,032	3,739	2,960

Cost of services	866	816	2,840	2,344
Related-party cost of services	—	1	—	5
Total cost of services (excludes depreciation and amortization)	866	817	2,840	2,349
Selling, general and administrative expenses	49	50	160	135
Separation and merger costs	5	44	18	100
Depreciation and amortization	61	45	189	113
Interest expense, net	36	14	95	24
Other expense (income), net	1	4	3	(17)
Total costs and expenses	1,018	974	3,305	2,704

Income before income taxes	204	58	434	256
Income tax expense	76	7	158	85
Net income	128	51	276	171
Less: noncontrolling interests	2	3	9	12
Net income attributable to CSRA common stockholders	$126	$48	$267	$159

Earnings per common share:
Basic	$0.77	$0.30	$1.63	$0.98
Diluted	$0.76	$0.29	$1.62	$0.97

Common share information (weighted averages, in thousands):
Common shares outstanding - basic	163,325	161,602	163,413	161,602
Dilutive effect of stock options and equity awards	1,563	3,074	1,388	3,074
Common shares outstanding - diluted	164,888	164,676	164,801	164,676

Cash dividend per common share	$0.10	$0.10	$0.30	$0.10

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

Net income	$128	$51	$276	$171

Other comprehensive income, net of taxes, related to:
Transfer of prior service cost due to spin	—	31	—	31
Amortization of prior service cost	(2)	(1)	(6)	(3)
Foreign currency translation adjustments	1	2	1	2
Unrealized gain on interest rate swaps	18	—	15	—
Other comprehensive income, net of taxes	17	32	10	30

Comprehensive income	145	83	286	201
Less: comprehensive income (loss) attributable to noncontrolling interest, net of taxes	(2)	3	1	12
Comprehensive income attributable to CSRA common stockholders	$147	$80	$285	$189

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in millions)	Nine Months Ended
	December 30, 2016	January 1, 2016
Cash flows from operating activities
Net income	$276	$171
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	191	113
Stock based compensation	25	8
Excess tax benefit from stock based compensation	(3)	—
Pension settlement and actuarial gains	(114)	—
Net (gain) loss on dispositions of business and assets	2	(7)
Other non-cash items, net	1	8
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in assets	26	150
Decrease in defined benefit plan liability	(68)	(25)
Increase (decrease) in other liabilities	98	(43)
Other operating activities, net	4	—
Cash provided by operating activities	438	375

Cash flows used in investing activities
Purchases of property and equipment	(98)	(92)
Proceeds from business dispositions	—	34
Software purchased and developed	(16)	(13)
Payments for acquisitions, net of cash acquired	—	(341)
Extinguishment of SRA long term debt and costs	—	(1,101)
Reimbursement of SRA related expenses	—	(30)
Other investing activities, net	(4)	(8)
Cash used in investing activities	(118)	(1,551)

Cash flows (used in) provided by financing activities
Repayment under lines of credit	(50)	—
Payments of long-term debt	(379)	—
Proceeds from stock options and other employee stock transactions, net	2	—
Repurchase of common stock	(29)	(37)
Dividends paid	(51)	—
Payments on lease liability	(32)	(13)
Payments to noncontrolling interests	(8)	(18)
Borrowing under revolving credit facility	—	200
Borrowings of long term debt	234	2,800
Debt issuance cost	(4)	(56)
Special dividend payment	—	(1,148)
Repayment of transitory notes	—	(350)
Other financing activities	29	(2)
Cash (used in) provided by financing activities	(288)	1,376

Net increase in cash and cash equivalents	32	200
Cash and cash equivalents at beginning of period	130	5
Cash and cash equivalents at end of period	$162	$205

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 1—Description of the Business, Basis of Presentation and Recent Accounting Pronouncements

Description of the Business

CSRA Inc. (“CSRA” or the “Company”) is a provider of IT and professional services to U.S. government organizations. CSRA delivers IT, mission, and operations-related services across the U.S. federal government to the Department of Defense (“DoD”), the intelligence community and homeland security, civil and healthcare agencies, as well as to state and local government agencies through two business segments: (1) Defense and Intelligence and (2) Civil.

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
Prior to the Spin-Off , the Company consisted of the business of CSC’s North American Public Sector segment and did not operate as a separate, stand-alone entity. Consequently, our accounts and results relating to the portion of the period covered by our financial statements as of and for the three and nine months ended January 1, 2016 that took place prior to the Spin-Off consist solely of the accounts and results of the Computer Sciences GS Business. Our accounts and results relating to the portion of the period covered by our financial statements as of and for the three and nine months ended January 1, 2016 that took place subsequent to the Spin-Off and the Mergers, and for the entirety of the period covered by our financial statements as of and for the three and nine months ended December 30, 2016, consist of the consolidated accounts of CSRA and its wholly owned subsidiaries, which include the activity and operating results of SRA. All intercompany transactions and balances have been eliminated.
Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included.

The accompanying unaudited financial statements, as they relate to the period prior to the Spin-Off are prepared on a carved-out and combined basis from the financial statements of CSC. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to CSRA.
CSRA reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. For accounting purposes, the unaudited Combined and Condensed Financial Statements reflect the financial results of SRA from the date of the Mergers to December 31, 2015 combined with the Computer Sciences GS Business for the three and nine months ended January 1, 2016.

The CEO of CSC served as a member of the board of directors of the Company until August 2016. Consequently, transactions between CSRA and CSC or the Computer Sciences GS Business and other businesses of

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

CSC are reflected as related-party transactions pursuant to the disclosure requirements of ASC 850, Related Party Disclosures, through August 2016; however, CSC was not considered as a related party of the Company after the second quarter of fiscal year 2017. For additional information about the allocation of expenses from CSC prior to the Spin-Off and certain continuing responsibilities between the Company and CSC, see Note 2—Corporate Allocations and Transition Agreements.
For the period prior to the Spin-Off, the unaudited financial statements include all revenues and costs directly attributable to the Computer Sciences GS Business and an allocation of expenses related to certain CSC corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. These expenses had been allocated to the Computer Sciences GS Business based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis, based on revenues, headcount, square footage, number of transactions or other measures. The Computer Sciences GS Business considered these allocations to be a reasonable reflection of the utilization of services by it, or benefit provided to it. However, the allocations may not be indicative of the actual expense that would have been incurred had the Computer Sciences GS Business operated as an independent, stand-alone entity for the period presented.
Prior to the Spin-Off, CSC maintained various benefit and share-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The employees of CSRA participated in those plans and a portion of the cost of those plans for the period prior to the Spin-Off is included in the unaudited Consolidated and Condensed Financial Statements for the period prior to the Spin-Off. However, the unaudited Consolidated and Condensed Balance Sheets do not include any net benefit plan obligations unless the benefit plan covered only the Company’s active, retired and other former employees or any expense related to share based compensation plans. See Note 11—Pension and Other Post-retirement Benefit Plans and Note 12—Share-Based Compensation Plans for further information about our benefit plans and share-based compensation, respectively.
In the unaudited Consolidated and Condensed Financial Statements for the nine months ended December 30, 2016 and January 1, 2016, CSRA changed its presentation of the required disclosure of supplemental cash flow information to include the information in the notes rather than on the statement itself. This change was made in order to expand the amount of useful information between the periods associated with the operating and financing activities of CSRA and the non-cash investing activities arising from the Mergers. See Note 15— Supplemental Cash Flow Information.
For the period presented prior to the Spin-Off, the unaudited financial statements include current and deferred income tax expense that has been determined for the legacy Computer Sciences GS Business as if it were a separate taxpayer (i.e., following the separate return methodology).
CSRA’s income before income taxes and noncontrolling interest for the three and nine months ended December 30, 2016 and January 1, 2016 included the following gross favorable and unfavorable adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method.

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Gross favorable	$13	$20	$40	$65
Gross unfavorable	(8)	(1)	(24)	(7)
Total net adjustments, before taxes and noncontrolling interests	$5	$19	$16	$58
Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and, therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, that are expected to be collected after one year totaled $15.5 million and $14.4 million as of December 30, 2016 and April 1, 2016, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Depreciation expense was $33.5 million and $29.7 million for the three months ended December 30, 2016 and January 1, 2016, respectively. Depreciation expense was $96.8 million and $86.5 million for the nine months ended December 30, 2016 and January 1, 2016, respectively.
Use of Estimates

GAAP requires management to make estimates and assumptions that affect certain amounts reported in the unaudited Consolidated and Condensed Financial Statements and accompanying notes. These estimates are based on management’s best knowledge of historical experience, current events and various other assumptions that management considers reasonable under the circumstances. Actual results could differ from those estimates.

Amounts subject to significant judgment and/or estimates include, but are not limited to, determining the fair value of asset acquired and liabilities assumed, determining the fair value of derivative instruments, determining the fair value of non-financial assets such as internally developed software for internal use, costs to complete fixed-price contracts, certain deferred costs, collectability of receivables, reserves for tax benefits and valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing share-based compensation and the interim remeasurement of pension plan assets and liabilities.
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
Our assets and liabilities that are valued using the fair value measurement guidance, on a recurring basis, include pension assets and derivative instruments, consisting of interest rate swap contracts and total return swaps. Our pension assets are valued using model based pricing methods that use observable market data; as such these inputs are considered Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use observable interest rate yield curves as inputs. Total return swaps are settled on the last day of every fiscal month. Therefore, the value of any total return swaps outstanding as of any balance sheet date is not material. The inputs used to estimate the fair value of the Company's derivative instruments are classified as Level 2. No significant assets or liabilities are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.
Certain assets and liabilities are measured at fair value on a non-recurring basis. These include assets and liabilities acquired in a business combination, equity-method investments and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.
The Company’s financial instruments include cash, trade receivables, vendor payables, derivative financial instruments, and debt. As of December 30, 2016, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $2.6 billion and $2.7 billion at December 30, 2016 and April 1, 2016, respectively, and approximated its fair value on December 30, 2016, based on recent trading activity. The fair value of long-term debt

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.
Recent Accounting Pronouncements
New Accounting Standards
During the nine months ended December 30, 2016, CSRA adopted the following Accounting Standard Updates (“ASUs”):

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
CSRA early adopted ASU 2016-09, effective for the three months ended July 1, 2016. Certain of the simplification provisions were not applicable to CRSA. The primary impact of adoption was our election to no longer estimate forfeitures, but instead account for the forfeitures as they occur.  The change in accounting for forfeitures was applied on a modified retrospective basis; accordingly, a cumulative adjustment of $1.1 million was recognized as a reduction of accumulated earnings (deficit) upon adoption. The Company also adopted the simplification provision requiring recognition of excess tax benefits in the income statement as a discrete event and the provision related to the presentation of excess tax benefits and deficiencies within operating activities in the statement of cash flows on a prospective basis, beginning in the three months ended July 1, 2016. The adoption of this provision was not material to the Company’s financial results for the nine months ended December 30, 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). The FASB’s guidance addresses the concern from Stakeholders that there is diversity in practice among companies in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. ASU 2016-15 addresses eight specific cash flow issues, including: debt prepayment or debt extinguishment costs, cash payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid to repurchase debt in an open-market transaction, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, should be classified as cash outflows for financing activities; contingent consideration payments made after a business combination; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. CSRA early adopted this ASU on a retrospective basis in the third quarter of fiscal year 2017. The adoption of this standard did not result in any changes to our consolidated and condensed statements of cash flows.

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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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
In November 2016, the FASB issued ASU No. 2016-18-Statement of Cash Flows: Restricted Cash (Topic 230)(“ASU 2016-18”). The key requirement of this ASU is that an entity should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms "restricted cash" and "restricted cash equivalents." The standard will require the Company to include its restricted cash balance (currently classified within Prepaid and other current assets) in the Cash and cash equivalents balance presented in the statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must also disclose information about the nature of the restrictions. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
In January 2017, the FASB issued ASU No. 2017-04-Intangibles-Goodwill and Other (Topic 350) Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). The main provisions of ASU 2017-04 are to: (a) remove step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and (b) eliminate the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. ASU 2017-04 is effective for all public business entities for fiscal years beginning after December 15, 2019, and early adoption is permitted on or after January 1, 2017. The Company tests goodwill for impairment on an annual basis on the first day of the second fiscal quarter and on an interim basis if an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company plans to early adopt ASU 2017-04 on or before its next annual assessment for the impairment of goodwill.
Other recently issued ASUs effective after December 30, 2016 are not expected to have a material effect on CSRA’s financial statements.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 2—Corporate Allocations and Transition Agreements
Corporate Allocations
The unaudited Consolidated and Condensed Financial Statements include an allocation of general corporate expenses from CSC for the period prior to Spin-Off. The financial information in these unaudited Consolidated and Condensed Financial Statements does not necessarily include all the expenses that would have been incurred by CSRA had it been a separate, stand-alone entity during that time. The management of CSRA considered these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, it. The allocation methods include relative headcount, actual services rendered and relative space utilization. Allocations for management costs and corporate support services provided to CSRA totaled $28.7 million and $133.4 million for the three and nine months ended January 1, 2016, respectively. These amounts include costs for corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. Following the Spin-Off, CSRA performs all corporate functions that were previously performed by CSC.
Transition Agreements
In connection with the separation and distribution, CSRA entered into certain agreements that govern the respective rights and responsibilities between CSC and CSRA. CSRA entered into an Intellectual Property Matters Agreement with CSC that governs the respective rights and responsibilities between CSRA and CSC with respect to intellectual property owned or used by each of the companies. Pursuant to the Intellectual Property Matters Agreement (the “IP Agreement”), CSC granted CSRA a perpetual, royalty-free, non-assignable license to certain know-how, certain software products, trademarks and workflow and design methodologies.
CSRA is obligated to pay CSC an annual net maintenance fee of $30.0 million per year for five years, in exchange for maintenance and support of products licensed from CSC, and is amortized on a straight line basis over the year. As of December 30, 2016, the Company accrued, but did not pay CSC for the second year’s installment. CSRA and CSC are in discussions regarding the Master Separation and Distribution Agreement (“MSDA”), IP Matters Agreement, and Non-US Agency Agreement executed in November 2015. During the three and nine months ended December 30, 2016, CSRA amortized $7.5 million and $22.5 million, respectively, compared to $2.5 million in both the three and nine months ended January 1, 2016, which is included in Selling, general and administrative expenses (“SG&A”) in the unaudited Consolidated and Condensed Statements of Operations.
CSRA entered into a Tax Matters Agreement with CSC that governs the respective rights, responsibilities and obligations of CSC and CSRA with respect to all tax matters. CSRA has joint and several liability with CSC to the IRS for the consolidated U.S. Federal income taxes of the CSC consolidated group relating to the taxable periods in which CSRA was part of that group. The Tax Matters Agreement generally limits our responsibility for federal taxes to periods (or portions of periods) beginning after the Spin-Off. During the three and nine months ended December 30, 2016, CSRA did not incur charges payable to CSC under the Tax Matters Agreement.
CSRA entered into a Real Estate Matters Agreement with CSC that governs the respective rights and responsibilities between CSRA and CSC following the Spin-Off with respect to certain real property used by CSRA. For the three and nine months ended December 30, 2016, the rental income from CSC associated with the Real Estate Matters Agreement was not significant.

Note 3—Acquisitions and Divestitures

There were no acquisitions or divestitures of other businesses during the nine months ended December 30, 2016.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Fiscal 2016 Divestiture

On April 27, 2015, the Computer Sciences GS Business divested its wholly owned subsidiary, Welkin Associates Limited (“Welkin”), a provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of Defense clients. The Computer Sciences GS Business received consideration of $34.0 million, and recorded a pre-tax gain on the sale of $18.5 million, which was included in Other expense (income), net in the Consolidated and Condensed Statements of Operations for the nine months ended January 1, 2016. Included in the divested net assets of $13.8 million was $10.7 million of goodwill and transaction costs of $1.7 million. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on the Computer Sciences GS Business’s operations and financial results.

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
CSRA recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. See Note 7—Goodwill and Other Intangible Assets for further discussion of the measurement considerations for acquired intangible assets. The following table reflects the final fair values of assets acquired and liabilities assumed as of November 30, 2015 (including adjustments subsequent to closing):

Final allocation (in millions):	Amount
Cash, accounts receivable and other current assets	$302
Property, equipment and other long-term assets	46
Intangibles—customer relationships, backlog and other intangibles assets	891
Accounts payable and other current liabilities	(193)
Other long-term liabilities	(26)
Deferred tax liabilities	(263)
Total identified net assets acquired	757

Goodwill	1,543

Total purchase consideration and liabilities paid at closing	$2,300

In the fourth quarter of fiscal year 2016, the Company made certain adjustments to provisional amounts previously recognized, which resulted in a $12.3 million reduction of the goodwill. In the second quarter of fiscal year 2017, the Company made additional adjustments to the provisional amounts related to tax-related items and facility exit charges, which resulted in a net $2.2 million decrease of goodwill. In the third quarter of fiscal year 2017, the Company made a final adjustment of $4.8 million to increase goodwill related to a tax-related item. The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill is not deductible for tax purposes. Goodwill arising from the acquisition has been allocated to CSRA’s reporting units based on the relative fair value of assets acquired. From these adjustments, the final allocation of goodwill to

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

CSRA’s reportable segments was as follows: $335.2 million allocated to Defense and Intelligence and $1.2 billion allocated to Civil.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents results as if the Spin-Off and the Mergers and the related financing had occurred prior to April 3, 2015. The historical consolidated financial information of CSRA and SRA has been adjusted in the pro forma information to give effect to the events that are: (1) directly attributable to the transactions, (2) factually supportable, and (3) expected to have a continuing impact on the consolidated results. The consolidated financial information of SRA includes merger and integration costs that are not expected to recur and impact the consolidated results over the long term. The unaudited pro forma results do not reflect events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Mergers. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected prior to April 3, 2015, nor is it necessarily an indication of future operating results.

	Three Months Ended December 30, 2016
(Dollars in millions, except per share amounts)	CSRA	Effects of Spin-Off	Effects of Mergers (a)	Pro Forma for Spin-Off and Merger
Revenue	$1,222	$—		$1,222
Income attributable to CSRA Shareholders	126	—	3	129

Income per common share:
Basic	$0.77			$0.79
(a) Income from continuing operations effected for the Merger excludes $3 million, net of tax, of non-recurring costs incurred to give effect to the merger of SRA and CSRA.

	Three Months Ended January 1, 2016
(Dollars in millions, except per share amounts)	Historical Computer Sciences GS	Historical SRA	Effects of Spin-Off	Effects of Merger	Pro Forma for Spin-Off and Merger
Revenue	$1,032	$240	$—	$—	$1,272
Income (loss) attributable to Parent	48	(37)	33	55	99

Income per common share:
Basic	$0.30				$0.61

	Nine Months Ended December 30, 2016
(Dollars in millions, except per share amounts)	CSRA	Effects of Spin-Off (a)	Effects of Mergers (b)	Pro Forma for Spin-Off and Merger
Revenue	$3,739			$3,739
Income attributable to CSRA Shareholders	267	1	10	278

Income per common share:
Basic	$1.63			$1.70
(a) Income from continuing operations attributable to CSRA Shareholders effected for the Spin-Off excludes $1 million, net of tax, of non-recurring costs incurred to give effect to the merger of SRA and CSRA.
(b) Income from continuing operations effected for the Merger excludes $10 million, net of tax, of non-recurring costs incurred to give effect to the merger of SRA and CSRA.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended January 1, 2016
(Dollars in millions, except per share amounts)	Historical Computer Sciences GS	Historical SRA	Effects of Spin-Off	Effects of Merger	Pro Forma for Spin-Off and Merger
Revenue	$2,960	$950	$—	$(2)	$3,908
Income (loss) attributable to Parent	159	(40)	79	79	277

Income (loss) per common share:
Basic	$0.98				$1.71

Note 4—Earnings Per Share

On November 27, 2015, the date that CSRA’s common stock was distributed to CSC shareholders in the Spin-Off, CSRA had 139,128,158 common shares outstanding. The calculation of basic and diluted earnings per share for the three and nine months ended January 1, 2016 utilized the period from the date of Distribution to the end of the period as the basis for the calculation of the weighted average common shares outstanding instead of using the whole three or nine month periods.
The computation of diluted earnings per share excludes stock options and restricted stock units, whose effect, if included, would be anti-dilutive. The number of shares related to such stock options was 1,413,448 and 2,213,036 for the three and nine months ended December 30, 2016, respectively.

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

CSRA accounts for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognizes the sold receivables from its unaudited Consolidated and Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. CSRA estimated that its servicing fee was at fair value and, therefore, no servicing asset or liability related to these services was recognized as of December 30, 2016 and April 1, 2016, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

We have amended the Purchase Agreement from time to time to broaden the eligibility of receivables for sale under the Purchase Agreement. In the period in which the receivables become eligible for sale, the proceeds from such sales will increase operating cash flow. The table below provides receivable sales activity, including initial sales of newly eligible receivables, under the Facility during the periods presented.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Sales of billed receivables	$545	$430	$1,482	$1,369
Sales of unbilled receivables	294	161	850	554
Total sales of receivables	$839	$591	$2,332	$1,923
Collections of sold receivables	$790	$561	$2,192	$1,717
Operating cash flow effect, net of collections and fees from sales	47	28	137	205
As of December 30, 2016 and April 1, 2016, there was $23.2 million and $8.0 million, respectively, of cash collected by CSRA but not remitted to purchasers. CSRA incurred purchase discount and administrative fees of $2.7 million and $1.5 million for the nine months ended December 30, 2016 and January 1, 2016, respectively. These fees were recorded within Other expense (income), net in the unaudited Consolidated and Condensed Statements of Operations.
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

Note 6—Derivative Instruments
Derivatives Designated for Hedge Accounting
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan A Facilities. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of both December 30, 2016 and April 1, 2016, the Company had outstanding interest rate derivatives with a notional value of $1.4 billion, which were designated as a cash flow hedge of interest rate risk.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (“AOCI”), net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reclassified $2.4 million and $7.9 million of interest rate expense from AOCI into earnings in the Consolidated and Condensed Statements of Operations for the three and nine months ending December 30, 2016, respectively. During the next twelve months, the Company estimates that approximately $2.4 million, net of tax, will be reclassified from AOCI into earnings.

The fair value of the Company’s derivative financial instruments was an asset of $14.2 million and a liability of $11.1 million as of December 30, 2016 and April 1, 2016, respectively. These derivative instruments are classified by their short- and long-term components based on the fair value of the anticipated timing of their cash flows. For net liability positions, the current portion is included in the Accrued expenses and other current liabilities and the long-term portion is included in Other long-term liabilities in the unaudited Consolidated and Condensed Balance

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Sheets. For net asset positions, the current portion is included in Prepaid and other current assets and the long-term portion is included in Other assets in the unaudited Consolidated and Condensed Balance Sheets.
Under applicable agreements relating to the Company’s interest rate swaps a counterparty could declare the Company to be in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default.
Derivatives Not Designated for Hedge Accounting
Total Return Swaps

The Company utilizes total return swap derivative contracts to manage exposure to market volatility of the notional investments underlying the Company’s deferred compensation obligations. These arrangements are entered into monthly and are settled on the last day of every fiscal month. For accounting purposes, these derivatives are not designated as hedges. As changes in the fair value of the deferred compensation liabilities are recognized in Cost of services and Selling, general and administrative expenses, so too are the changes in the fair value of the total return swaps derivative contracts. Amounts related to the total return swaps recognized in the three and nine months ended December 30, 2016 were not significant.
Concentrations of Risk
The Company is subject to counterparty risk in connection with its interest rate swap derivative contracts. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The Company mitigates this credit risk by entering into agreements with credit-worthy counterparties. As of December 30, 2016 there was one counterparty with greater than a 10% concentration of our total exposure.

Note 7—Goodwill and Other Intangible Assets
Goodwill
In November 2015, CSRA recorded $1.5 billion of goodwill in connection with the SRA acquisition, which was allocated to each reportable segment based on the relative fair value of net assets acquired. As discussed in Note 3, during the second and third quarters of fiscal year 2017, the Company made further adjustments related to the acquisition of SRA, which resulted in a $2.6 million increase in goodwill. This increase was allocated as $0.3 million to the Defense and Intelligence segment and $2.3 million to the Civil segment. There were no other changes in the balance of goodwill or the allocations to CSRA’s reportable segments during the nine months ended December 30, 2016.
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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Other Intangible Assets

On November 30, 2015, CSRA acquired $891 million of other intangible assets, as described in Note 3—Acquisitions and Divestitures, which consisted of customer relationships intangibles, backlog, and technology. Acquired intangible assets have been recorded at their fair value through the use of various discounted cash flow valuation techniques. These valuation techniques incorporated Level 3 inputs as described under the fair value hierarchy of ASC 820, Fair Value Measurements (“ASC 820”). The unobservable inputs used in this valuation reflect CSRA’s assumptions about the assumptions that market participants would use in pricing an asset on a non-recurring basis.
A summary of amortizing intangible assets is as follows:

	As of
	December 30, 2016
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$948	$(164)	$784
Backlog	65	(65)	—
Other intangible assets	6	(3)	3
Software	185	(106)	79
Total intangible assets	$1,204	$(338)	$866

	As of
	April 1, 2016
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related intangibles	$954	$(133)	$821
Backlog	65	(22)	43
Other intangible assets	52	(46)	6
Software	136	(95)	41
Total intangible assets	$1,207	$(296)	$911
Customer-related intangibles, backlog, and software are amortized to expense. Amortization expense for the three and nine months ended December 30, 2016 was $26.8 million and $91.8 million, respectively, compared to the three and nine months ended January 1, 2016 of $15.6 million and $26.5 million, respectively. Other intangible assets, which consist of contract-related intangibles, are amortized as a reduction to revenues and included in Depreciation and amortization in the unaudited Consolidated and Condensed Statements of Cash Flows. Amortization as a reduction to revenues for the three and nine months ended December 30, 2016 was $0.3 million and $2.5 million, respectively, compared to the three and nine months ended January 1, 2016 of $2.3 million and $6.9 million, respectively.
As of December 30, 2016, estimated amortization related to intangible assets for the remainder of fiscal year 2017 is $15.9 million, and for each of the fiscal years 2018, 2019, 2020 and 2021, is as follows: $67.6 million, $72.9 million, $67.5 million and $60.4 million, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Purchased and internally developed software (for both external and internal use), net of accumulated amortization, consisted of the following:

	As of
(Dollars in millions)	December 30, 2016	April 1, 2016
Purchased software	$73	$40
Internally developed software for external use	1	1
Internally developed software for internal use	5	—
Total software	$79	$41
Amortization expense related to purchased software for the three and nine months ended December 30, 2016 was $3.5 million and $10.4 million, respectively, compared to the three and nine months ended January 1, 2016 of $5.0 million and $12.1 million, respectively. Amortization expense related to internally developed software for external use for the three and nine months ended December 30, 2016 was $0.2 million and $0.6 million, respectively, compared to the three and nine months ended January 1, 2016 of $0.1 million and $0.8 million, respectively. Amortization expense related to internally developed software for internal use for the three and nine months ended December 30, 2016 was $0.3 million and $0.8 million, respectively, compared to $0.1 million for the nine months ended January 1, 2016.
As of December 30, 2016, estimated amortization related to purchased and internally developed software for the remainder of fiscal 2017 is $4.5 million, and for each of the fiscal years 2018, 2019, 2020 and 2021, is as follows: $14.4 million, $10.9 million, $8.8 million and $5.5 million, respectively.

Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
(Dollars in millions)	December 30, 2016	April 1, 2016
Accrued contract costs	$257	$248
Deferred revenue	166	140
Accrued expenses	85	132
Other	15	8
Total	$523	$528
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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of CSRA’s outstanding debt as of December 30, 2016 and April 1, 2016.

	December 30, 2016	April 1, 2016
Revolving credit facility	$—	$50
Tranche A1 facility	590	600
Tranche A2 facility	1,580	1,432
Term Loan B facility	466	748
Capitalized lease liability	197	151
Total debt	2,833	2,981

Less: unamortized debt issuance costs	(34)	(46)
Less: current portion of long-term debt and capitalized lease liability	(102)	(170)

Total long-term debt, net of current maturities	$2,697	$2,765

During the first quarter of fiscal 2017, the Company made a repayment of $50 million on the Revolving Credit Facility. Pursuant to the terms of the Term Loan Facilities agreements, CSRA paid $48 million related to fiscal year 2016 excess cash flow during the first quarter of fiscal 2017 on its Term Loan Facilities. In September 2016, the Company made a principal repayment of approximately $51 million on the Term Loan Facilities, of which approximately $12 million was applied to the Term Loan A Facilities and $39 million was applied to the Term Loan B Facility. In December 2016, the Company made a principal repayment of $50 million on the Term Loan A Facilities, of which $20 million was a mandatory quarterly repayment and $30 million was a voluntary prepayment.
On November 30, 2016, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”) to the Credit Agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, as pro-rata administrative agent, Royal Bank of Canada, as term loan B administrative agent, MUFG Union Bank, N.A., as collateral agent, and the guarantors and lender parties thereto. Pursuant to the Amendment, the maturities of the Term Loan Facilities and the Revolving Credit Facility under the Credit Agreement were extended by one year. The Amendment provides for, among other things:
(a) a reduction in the margin over indexed interest rates on the Term Loan B Facility of 50 basis points to LIBOR plus 2.50%:
(b) a reduction of $230 million in the unpaid principal balance of the Term Loan B Facility to a total of $466 million and an increase in the unpaid principal balance of the Tranche A2 Facility by $234 million to a total of $1.63 billion; and
(c) changes to certain existing debt covenants, and terms and conditions to provide greater operational and financial flexibility to the Company.
The Company wrote-off $8.1 million of deferred financing fees related to the portion of the loans that were deemed extinguished which are recorded in interest expense, and recorded an additional $4.0 million of deferred financing costs related to fees the Company paid associated with the Amendment. Deferred fees associated with the extinguished debt are reflected in Other financing activities within the unaudited Consolidated and Condensed Statements of Cash Flows.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Interest expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Contractual interest -revolving and term loan credit facilities	$18	$7	$56	$7
Amortization of debt issuance costs	2	1	7	1
Interest on derivatives and other	8	6	24	16
Loss on debt extinguishment	8	—	8	—
Total interest expense	$36	$14	$95	$24

CSRA’s costs incurred in connection with the issuance of its Term Loan Facilities are amortized using the effective interest method over the life of the respective loans. Unamortized debt issuance costs related to the Revolving Credit Facility are recorded with the carrying value of the debt and are amortized using the straight-line method.
Expected maturities of long-term debt, excluding future minimum capital lease payments for the last quarter of fiscal year 2017 and fiscal years subsequent to fiscal year 2017, are as follows:

Fiscal Year	Amount (in Millions)
Last three months of fiscal 2017	$—
2018	72
2019	82
2020	671
2021	82
Thereafter	1,729
Total	$2,636

CSRA’s long-term debt facilities contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default. CSRA was in compliance with all financial covenants associated with its borrowings as of December 30, 2016.

Note 10—Income Taxes

CSRA’s effective tax rate (“ETR”) was 37.3% and 36.4% for the three and nine months ended December 30, 2016, respectively, compared to 12.1% and 33.2% for the three and nine months ended January 1, 2016, respectively. The higher ETR for the three and nine months ended December 30, 2016 compared to the three and nine months ended January 1, 2016 was primarily driven by the tax benefit resulting from the payment of the Special Dividend by CSRA following the Spin-Off from CSC during the third quarter of fiscal year 2016.

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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

CSRA is currently under examination in several tax jurisdictions. As a result of the Mergers, the tax years that remain subject to examination in certain of CSRA’s major tax jurisdictions are as follows:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States - federal	2008 and forward
United States - various states	2008 and forward

One disputed matter remains unresolved in connection with the Internal Revenue Service’s (“IRS”) examination of SRA’s federal income tax return for 2011. The disputed matter concerns a $136.7 million worthless stock deduction for a disposed subsidiary in that period. CSRA believes its tax positions are appropriate and is prepared to defend them vigorously. Furthermore, a tax insurance policy obtained pursuant to the terms of the Merger Agreement limits SRA’s exposure related to this position. It is reasonably possible that changes to CSRA’s unrecognized tax benefits could be significant; however, due to the uncertainty regarding the IRS administrative appeals process and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next 12 months is not expected to be material.

Note 11—Pension and Other Post-retirement Benefit Plans
Certain employees of CSRA and its subsidiaries are participants in employer-sponsored defined benefit and defined contribution plans. CSRA’s defined benefit plans included both pension and other post-retirement benefit (“OPEB”) plans. As discussed in Note 1 — Description of the Business, Basis of Presentation and Recent Accounting Pronouncements, on November 27, 2015, CSC completed the Spin-Off of CSRA, including the Computer Sciences GS Business. Prior to the Spin-Off date, the Computer Sciences GS Business recorded the assets, liabilities, and service costs for current employees for the single employer pension and OPEB plans in the unaudited Consolidated and Condensed Financial Statements for the six months ended October 2, 2015 and for the months of October and November 2015. For multi-employer plans, the Computer Sciences GS Business recorded the service cost related to its current employees in the unaudited Consolidated and Condensed Financial Statements for the six months ended October 2, 2015.
Subsequent to the Spin-Off date, all pension and OPEB plans assets, liabilities, and service costs related to current employees and certain former employees of CSC and the Computer Sciences GS Business’ were fully absorbed by CSRA. Additionally, due to the Spin-Off, one previously classified multi-employer pension plan and a previously classified multi-employer OPEB plan were remeasured. CSRA’s net periodic pension expense for the period ended January 1, 2016 includes the expected return on plan assets of $16.6 million for the pension plan and $0.5 million for the OPEB plan, both of which were previously excluded in the allocations of expense from CSC for the unaudited Combined and Condensed Statements of Operations and Comprehensive Income of Computer Sciences GS Business prior to Spin-Off.
Defined Benefit Pension Plans
The assets and liabilities for the plans as well as service and interest costs related to the plans’ participants are reflected in CSRA’s unaudited Consolidated and Condensed Financial Statements. The largest U.S. defined benefit pension plan was frozen in fiscal 2010 for most participants.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The net periodic pension benefit for CSRA pension plans includes the following components:

Net periodic pension (benefit) cost (dollars in millions)	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Service cost	$3	$—	$9	$—
Interest cost	25	10	76	11
Expected return on assets	(47)	(18)	(145)	(20)
Recognition of actuarial gains	(101)	—	(101)	—
Settlement gain	(13)	—	(13)	—
Net periodic pension benefit	$(133)	$(8)	$(174)	$(9)

The following table provides the pension plans’ projected benefit obligations, assets, and a statement of their funded status:

	As of
(Dollars in millions)	December 30, 2016	April 1, 2016
Net benefit obligation	$(2,735)	$(3,222)
Net plan assets	2,278	2,585
Net funded (unfunded) status	$(457)	$(637)

CSRA contributed $6.2 million to the defined benefit pension plans during the nine months ended December 30, 2016 for the funding of benefit payments made to plan participants. CSRA expects to make $2.1 million of additional contributions during the remainder of fiscal year 2017 for the funding of participants’ benefit payments.
During the second and third quarters of fiscal year 2017, the Company extended a voluntary offer of a lump sum settlement to the former employees who were vested participants in its largest U.S. defined benefit pension plan. The lump sum settlements were paid in December 2016 with cash from this qualified plan and totaled $320.2 million.
The lump sum settlement resulted in an interim period remeasurement of the plan’s assets and liabilities from April 1, 2016 through December 1, 2016. As part of that remeasurement, the mortality assumption was changed to reflect most recent mortality studies as updated by the Society of Actuaries. Specifically, mortality rates projected generationally from 2006 using scale MP-2016. There was no change to the expected long-term rate of return on plan assets and the change to the discount rate was insignificant. The lump sum settlements resulted in the recognition of a pension settlement benefit of $13.0 million and the plan remeasurement resulted in a recognition of a one-time mark-to-market benefit of $101.5 million. The effect of the settlements reduced the Company’s pension obligation by $333.2 million.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Other Postretirement Benefit Plans
The assets and liabilities for the OPEB plans as well as service costs related to the plans’ participants are reflected in CSRA’s unaudited Consolidated and Condensed Financial Statements. CSRA’s financial statements reflect the service costs related to current employees and certain former employees of CSC and the Computer Sciences GS Business and the assets and liabilities for the plans. CSRA provides subsidized healthcare, dental and life insurance benefits for certain U.S. employees and retirees, primarily for individuals employed prior to August 1992.

Net periodic postretirement (benefit) costs (in millions)	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Service cost	$—	$—	$—	$—
Interest cost	1	—	2	1
Expected return on assets	(1)	—	(4)	(1)
Amortization of prior service benefit	(4)	(2)	(10)	(3)
Net periodic benefit	$(4)	$(2)	$(12)	$(3)
The following table provides the OPEB plans’ projected benefit obligations, assets, and a statement of their funded status:

	As of
(Dollars in millions)	December 30, 2016	April 1, 2016
Net benefit obligation	$(91)	$(93)
Net plan assets	75	76
Net unfunded status	$(16)	$(17)

CSRA contributed $1.1 million and $0.7 million to a supplemental executive retirement plan during the nine months ended December 30, 2016 and January 1, 2016, respectively. CSRA expects to make $0.4 million of additional contributions to this plan during the remainder of fiscal year 2017 for the funding of participants’ benefit payments.

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
On November 27, 2015, CSRA became an independent company through CSC’s consummation of the Spin-Off. Historically, CSC had two stock incentive plans under which CSC issued stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). Some of these awards vested upon separation of CSC and CSRA, some continue to vest in accordance with their original terms, and some converted into a different type of equity award at separation. As of December 30, 2016 and April 1, 2016, CSRA has a net payable to CSC of $0.8 million and $6.5 million, respectively, related to the settlement of equity awards granted to employees prior to the Spin-Off.
On May 31, 2016, CSRA granted stock options, RSUs and PSU awards for 1,538,878 shares that vest ratably over 3 years. The closing stock price on the date of the grant used to determine the award fair value was $24.77.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

During the second quarter of fiscal year 2017, CSRA granted stock options, RSU and PSU awards to employees for approximately 8,825 shares that vest ratably over 3 years. The weighted average closing stock price on the dates of the grants used to determine the award fair value was $25.52. On August 12, 2016, CSRA also granted RSUs to non-employee directors for approximately 63,500 shares that vest ratably over 1 year. The closing stock price on the date of the grant used to determine the award fair value was $25.94. During the third quarter of fiscal year 2017, CSRA granted stock options, RSU and PSU awards for 94,055 shares that vest ratably over a composite term of 2.6 years. The weighted average closing stock price on the date of the grants used to determine the award fair value was $31.99.
CSRA issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs and PSUs. As of December 30, 2016, 7,614,720 shares of CSRA common stock were available for the grant of future stock options, RSUs, PSUs or other share-based incentives to employees of CSRA.
Share-Based Compensation Expense
For the three and nine months ended December 30, 2016 and January 1, 2016, CSRA recognized share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Cost of services	$—	$3	$—	$3
Selling, general and administrative expenses	18	1	25	5
Total	$18	$4	$25	$8
Total, net of tax	$12	$2	$16	$5
The Company recognized $14 million of share-based compensation expense during the three and nine months ended December 30, 2016 upon the achievement of certain performance conditions associated with replacement awards issued with the Mergers. The share-based compensation listed above also includes CSRA’s corporate and non-employee director grants which totaled $2.4 million and $6.3 million for the three and nine months ended December 30, 2016, respectively. In addition, the share-based compensation listed above includes CSRA’s share of the former Parent’s corporate and non-employee director grants for the three and nine months ended January 1, 2016 of $1.1 million and $4.1 million, respectively.
CSRA uses the Black-Scholes-Merton model in determining the fair value of options granted. The risk-free rate is based on the zero-coupon interest rate of U.S. government-issue Treasury securities with periods commensurate with the expected term of the options.

The weighted-average grant date fair values of stock options granted for the nine months ended December 30, 2016 was $6.02 per share of CSRA shares. In calculating the compensation expense for its stock incentive plans for the nine months ended December 30, 2016, the following weighted-average assumptions were used: risk based interest-rate of 1.38%, expected volatility of 30.62%, expected term (in years) of 4.8, and a dividend yield of 1.6%.
For the nine months ended December 30, 2016 and January 1, 2016, CSRA’s tax benefit realized for deductions from exercising stock options was $12.1 million and $2.5 million, respectively. CSRA’s excess tax benefit was $2.8 million for the nine months ended December 30, 2016.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Stock Options
Information concerning stock options of CSRA during the nine months ended December 30, 2016 was as follows.

	Number of Option Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of April 1, 2016	1,502,547	$23.06	7.0	$7.6
Granted	1,013,118	24.83
Exercised	(242,195)	18.94
Canceled/Forfeited	(92,606)	24.58
Expired	(62,558)	27.69
Outstanding as of December 30, 2016	2,118,306	24.18	8.0	16.2
Expected to vest in the future as of December 30, 2016	1,396,204	25.12	9.2	9.4
Exercisable as of December 30, 2016	722,102	22.35	5.7	6.9
The intrinsic value of options exercised during the nine months ended December 30, 2016 totaled $1.9 million. The total intrinsic value of stock options is based on the difference between the fair market value of CSRA’s common stock less the applicable exercise price. The grant-date fair value of stock options vested during the nine months ended December 30, 2016 totaled $1.9 million. The cash received from stock options exercised during the nine months ended December 30, 2016 was $4.2 million.
As of December 30, 2016, unrecognized compensation expense related to unvested stock options totaled $6.6 million. This cost is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units

Information concerning RSUs (including PSUs) of CSRA during the nine months ended December 30, 2016 was as follows.

	Number of Restricted Stock Units	Weighted Average Fair Value
Outstanding as of April 1, 2016	376,557	$29.39
Granted	694,612	26.56
Vested	(146,993)	26.58
Canceled/Forfeited	(29,030)	30.27
Outstanding as of December 30, 2016	895,146	27.55
As of December 30, 2016, total unrecognized compensation expense related to unvested restricted stock units totaled $16.1 million, net of expected forfeitures. This cost is expected to be recognized over a weighted-average period of 2.1 years. As of December 30, 2016, accrued unpaid dividends related to restricted stock units outstanding as of the date of the Spin-Off totaled $4.4 million.

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

On December 15, 2016, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share. The total qualifying shares were 162,992,385 shares, with a total dividend payout of $16.3 million. Payment of the dividend was made on January 24, 2017 to CSRA stockholders of record at the close of business on January 3, 2017.

Share Repurchase Program

On November 30, 2015, the Board authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. During September 2016, CSRA repurchased 300,097 shares of common stock through open market purchases for an aggregate consideration of $7.9 million, at an average price of $26.45 per share. During the third quarter of fiscal year 2017, CSRA repurchased 689,222 shares of common stock for an aggregate consideration of $21 million, at an average price of $30.56 per share. As of December 30, 2016, CSRA remained authorized to repurchase $321 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019.

Accumulated Other Comprehensive Income (Loss)

The following tables show the activity in the components of other comprehensive income (loss), including the respective tax effects, and reclassification adjustments for the three and nine months ended December 30, 2016 and January 1, 2016, respectively.

	For the Three Months Ended December 30, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$1	$—	$1
Unrealized gain on interest rate swap	30	(12)	18
Amortization of prior service credit	(3)	1	(2)
Total other comprehensive income	$28	$(11)	$17

	For the Three Months Ended January 1, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$2	$—	$2
Effect of Spin-Off, prior service credit	50	(19)	31
Amortization of prior service credit	(2)	1	(1)
Total other comprehensive income	$50	$(18)	$32

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

	For the Nine Months Ended December 30, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$2	$(1)	$1
Unrealized gain on interest rate swap	25	(10)	15
Amortization of prior service credit	(10)	4	(6)
Total other comprehensive income	$17	$(7)	$10

	For the Nine Months Ended January 1, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$2	$—	$2
Effect of Spin-Off, prior service credit	50	(19)	31
Amortization of prior service credit	(4)	1	(3)
Total other comprehensive income	$48	$(18)	$30

The following tables show the changes in Accumulated other comprehensive (loss) income for the nine months ended December 30, 2016 and January 1, 2016, respectively.

(Dollars in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of April 1, 2016	$—	$(7)	$28	$21
Other comprehensive income, net of taxes	1	15	—	16
Amounts reclassified from accumulated other comprehensive income, net of taxes and noncontrolling interests	—	—	(6)	(6)
Balance as of December 30, 2016	$1	$8	$22	$31

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of April 3, 2015	$(2)	$2	$—
Current-period other comprehensive income	2	—	2
Amounts reclassified from accumulated other comprehensive income, net of noncontrolling interests and tax	—	(3)	(3)
Effect of Spin-Off, net of tax	—	31	31
Balance as of January 1, 2016	$—	$30	$30

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes operating results and total assets by reportable segments.

(Dollars in millions)	Defense and Intelligence	Civil	Subtotal	Corporate(1)	Total
As of December 30, 2016
Total assets	$1,970	$2,594	$4,564	$322	$4,886

Three Months Ended December 30, 2016
Revenues	$556	$666	$1,222	$—	$1,222
Segment operating income	47	104	151	—	151
Depreciation and amortization expense	35	26	61	—	61

Nine Months Ended December 30, 2016
Revenues	$1,699	$2,040	$3,739	$—	$3,739
Segment operating income	181	310	491	—	491
Depreciation and amortization expense	103	86	189	—	189

As of January 1, 2016
Total assets	$1,543	$1,684	$3,227	$1,710	$4,937

Three Months Ended January 1, 2016
Revenues	$483	$549	$1,032	$—	$1,032
Segment operating income	62	69	131	—	131
Depreciation and amortization expense	26	19	45	—	45

Nine Months Ended January 1, 2016
Revenues	$1,489	$1,471	$2,960	$—	$2,960
Segment operating income	196	207	403	—	403
Depreciation and amortization expense	72	41	113	—	113
[(1) Total assets allocated to the Corporate Segment at December 30, 2016 consist of the following: (1) $139 million of cash, (2) $50 million of accounts receivable, (3) $82 million of property, plant, and equipment, net, (4) $29 million of other current assets; and (5) $22 million of other long-term assets.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Segment operating income provides useful information to CSRA’s management for assessment of CSRA’s performance and results of operations and is one of the financial measures utilized to determine executive compensation.
A reconciliation of consolidated income before income taxes to segment operating income is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Income before income taxes	$204	$58	$434	$256
Less: Pension settlement and actuarial gains	(114)	—	(114)	—
Add back:
Corporate G&A	19	11	55	40
Separation and merger costs	5	44	18	100
Interest expense, net	36	14	95	24
Other expense (income), net	1	4	3	(17)
Segment operating income	$151	$131	$491	$403

Note 15—Supplemental Cash Flow Information

(Dollars in millions)	Nine Months Ended
	December 30, 2016	January 1, 2016
Supplemental cash flow information:
Cash paid for income taxes, net	$61	$85
Cash paid for interest	79	23
Capital expenditures in accounts payable and accrued expenses	10	14
Capital expenditures through capital lease obligations	85	1
Other non-cash transactions related to financing activities	32	—
Deferred tax liability	55	210
Non-cash transfers related to Spin-Off	—	(475)
Non-cash transactions related to Mergers	—	(11)
Non-cash equity issued, net of shares held for taxes for SRA Shareholders	—	(768)
Transfers of remaining net parent investment to additional paid-in-capital	—	571

Note 16—Commitments and Contingencies
Commitments
In the normal course of business, CSRA may provide certain customers, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, CSRA would only be liable for the amounts of these guarantees in the event that nonperformance by CSRA permits termination of the related contract by the customer. As of December 30, 2016, CSRA had $45 million of outstanding letters of credit and $12 million of surety bonds related to these performance guarantees. CSRA believes it is in compliance in all material respects with its performance obligations under all service contracts for which there is a financial performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its unaudited Consolidated and Condensed Financial

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Statements. In December 2016, CSRA entered into an agreement that obligates the Company to purchase a total of $56 million of software and services during the term of performance.
The following table summarizes the expiration of CSRA’s financial guarantees, stand-by letters of credit, and customer purchase commitments outstanding as of December 30, 2016:

(Dollars in millions)	Last 3 Months of Fiscal 2017	Fiscal 2018	Fiscal 2019 and Thereafter	Total
Customer purchase commitments	3	17	36	56
Stand-by letters of credit	32	13	—	45
Surety bonds	—	12	—	12
Total	$35	$42	$36	$113
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
Contingencies
CSRA is routinely subject to investigations and reviews relating to compliance with various laws and regulations relating to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the U.S. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and CSRA could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. In addition, CSRA could suffer serious reputational harm if allegations of impropriety were made against CSRA. Adverse findings could also have a material adverse effect on CSRA’s business and its unaudited Consolidated and Condensed Financial Statements due to CSRA’s reliance on government contracts.
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
CSRA’s indirect cost audits by the DCAA remain open for fiscal year 2004, open for fiscal year 2007 and subsequent years for its major Defense agency activities, and open for fiscal year 2009 and subsequent years for its Intelligence agency activities. For the Defense agency activities, CSRA has Final Indirect Rate Agreements through fiscal year 2006. Although the Computer Science GS business recorded contract revenues subsequent to and including fiscal 2004 based upon an estimate of costs that the Company’s management believes will be approved upon final audit or review, management does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed these estimates, CSRA’s profitability would be adversely affected.
The DCAA has completed audits of SRA’s incurred costs through fiscal year 2010 and CSRA has Final Indirect Rate agreements through fiscal year 2008. DCAA has not completed audits of SRA’s incurred cost submissions for fiscal 2009 and subsequent fiscal years. SRA’s financial results recorded subsequent to fiscal 2008 are based upon

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

costs that management believes will be approved upon final audit or review. If incurred cost audits of SRA result in adverse findings that exceed these estimates, it may have an adverse effect on CSRA’s financial position, results of operations or cash flows.
As of December 30, 2016, CSRA has recorded a liability of $16.9 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.
In connection with the sale of a portion of its Applied Technology Division (“ATD”) in fiscal 2014, CSC transferred its joint venture interests in Computer Sciences Raytheon (“CSR”) to the purchaser of ATD. CSR is a joint venture formed between CSC and Raytheon Technical Services Company, and its sole business is performance of a single contract for a DoD customer. CSR is the plan sponsor of the CSR pension plan, which was terminated in connection with the termination of the CSR contract with the customer. CSC agreed with the purchaser of ATD that CSC would fund the purchaser’s share of the CSR pension settlement obligation upon plan termination. In addition, the agreement with the purchaser provides that the eventual expected recovery by CSR of such plan termination settlement costs from the customer as provided for under federal Cost Accounting Standards (“CAS”) Section 413, whereby contractors may recover such costs from the government plus interest, will be reimbursed to the business. The CSR pension plan termination process commenced in September 2015. The share of the funding obligation that was attributable to the purchaser and, therefore, to be advanced by CSC, was initially estimated at $26.0 million. The ultimate plan termination settlement funding obligation is based on economic factors, including long-term interest rates that impact the cost of annuities offered by insurers at the time of the actual plan termination settlement. The fair value of CSC’s funding advance obligation net of subsequent expected recoveries was recorded by CSRA prior to CSRA’s separation from CSC. As part of the separation, CSC and CSRA agreed that CSC would transfer to CSRA all rights, title and interest of the agreement to fund the CSR pension settlement obligation that would otherwise be the responsibility of CSC. Consequently, in September 2016, CSRA made a payment to escrow of $24.7 million to fund CSC’s CSR pension settlement obligation. The funds, along with amounts paid by the other joint venture partner, were used by CSR to purchase annuities on behalf of pension plan participants and CSR is seeking reimbursement of these amounts from the customer in accordance with CAS 413.

Unless otherwise noted, CSRA is unable to develop a reasonable estimate of a possible loss or range of losses associated with the following contingent matters at this time.
State of Maryland, Medicaid Enterprise Restructuring Project (“MERP”)
There are several matters pending between CSC and the State of Maryland (the “State”) related to contracts for work by the Computer Sciences GS business for the State of Maryland’s MERP. These claims include affirmative claims of CSC against the State, a State MERP claim against CSC, and a declaratory judgment action by CSC related to a certain discovery requests of the State relating to MERP. If settlement discussions with the State do not resolve these claims, then CSRA will litigate these matters on behalf of CSC and indemnify CSC for the costs of litigation and any other costs or liabilities CSC may incur in the litigation. Recovery by CSC related to these claims will be credited to CSRA.
After competitive bidding on March 1, 2012, CSC was awarded the MERP contract by the State to modernize the Medicaid Management Information System (“MMIS”), a database of Medicaid recipients and providers used to manage Medicaid reimbursement claims. The MERP contract was fixed-price for the initial scope, with changes in the work to be reimbursed at specified time and materials rates. Since the date the MERP was awarded, U.S. federal government-mandated Medicaid IT standards have changed considerably. The State directed CSC to include additional functionality in the design to incorporate new federal mandates and guidance promulgated after the base scope of the Contract was finalized. Further, the State declined to approve contract modifications to compensate CSC for the additional work.

As a result of the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to CSC and, in accordance with prescribed State statutes and regulations, CSC timely filed a certified contract claim in September 2013, which after various procedural developments is now pending before the Maryland Board of

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Contracts Appeals (the “State Board”).

On August 22, 2014, the State unilaterally suspended performance under the Contract for 90 days and repeatedly extended the suspension until providing a Notice of Termination for Default in October 2015. As the result of the suspension and other actions and inactions by the State in performance of its obligations under the Contract, in October 2014, CSC filed additional claims under various legal theories, such that currently the total amount claimed by CSC is approximately $80.0 million.

Between April 2015 and September 2015, CSC and the State were in settlement negotiations to restructure the program and resolve all issues, including CSC’s contract claims. However, on September 14, 2015, the State orally advised CSC that the State elected to abandon the contract settlement and restructuring discussions. On October 14, 2015, the State provided CSC with a Notice of Termination for Default. When a contract is terminated for default, Maryland procurement regulations allow the State to procure substitute performance, with the contractor being liable for any excess reprocurement costs. Any State claim against CSC arising from a default termination for reprocurement costs would be appealable by CSC to the State Board, as is the default termination itself. The State has not asserted a claim for reprocurement costs and, were it to do so, CSC believes such a claim to be meritless and unsupported by the facts.

CSRA challenged the legal basis of the State’s termination for default in a claim for $83.0 million filed with the State on December 14, 2015 (the “Claim”). The Claim subsumes the quantum of the prior claims and seeks to convert the termination to a convenience termination. The State has not rendered a decision on the latest claim; however, if it is denied, CSRA will appeal through litigation at the State Board.

On December 22, 2015, the State filed a motion to dismiss CSC’s Claim with the State Board (the “Motion”). CSC responded to the State’s Motion on January 19, 2016. As set forth in CSC’s brief, the four arguments made in the State’s Motion are based on an incomplete and flawed discussion of the MERP contract and the factual record. On May 6, 2016, the State Board held a hearing on the Motion and decided to take the Motion under advisement. The Board requested that the Department of Health and Mental Hygiene (“DHMH”) move expeditiously to arrive at a final decision on CSC’s other claims and indicated that it would then consolidate the claims going forward and, at that time, might issue a decision on the Motion. When all of the material parts of the MERP contract and record are considered, CSRA believes that CSC is entitled to prevail on all of the issues raised by the Motion.
Separately, on July 14, 2016, CSRA received a copy of a claim for breach of contract against CSC filed by the DHMH Contract Monitor with the DHMH Procurement Officer relating to the MERP contract (the “State Claim”). This claim was filed in accordance with Maryland State procedure for claims against State contractors. If the DHMH Procurement Officer takes final action on the claim, then CSC and/or CSRA will be able to appeal to the State Board, if necessary.
The State Claim seeks damages in excess of $30.0 million. Categories of damages include: the full amount paid to CSC, $30.0 million; costs that are incurred by the State in procuring substitute performance; amounts paid by the State to its project management consultant; lost federal reimbursement; and additional costs incurred by the State, including wages, attributable to CSC’s alleged breach.
The State Claim is based solely on issues raised in the State’s February 14, 2014, and March 14, 2014, cure notices which we believe were fully addressed by CSC within the relevant timeframe. No new facts are contained in the State Claim. Subsequent to the cure notices, the State unilaterally suspended contract performance for over one year.
In July 2016, the Maryland Office of the Attorney General (OAG) issued a request for production of documents to CSC, seeking documents related to the MERP contract, under the ostensible authority of the Maryland False Health Claims Act of 2010 (the “2010 Act”). In August 2016, CSC filed a complaint in the Circuit Court for Anne Arundel County, Maryland seeking a declaratory judgment that the 2010 Act does not apply to the MERP contract and does not authorize the OAG to undertake discovery related thereto. The OAG filed a motion to dismiss the complaint, to which CSC filed a response on January 24, 2017.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The parties have resumed exploring potential settlement options on CSC’s and the State’s claim but have not concluded any settlement. If those discussions are not successful, litigation may proceed and CSRA expects to consolidate, on behalf of CSC, all of CSC’s claims against the State with any claims arising from the default termination. Management has evaluated the recoverability of assets related to the contract in light of these developments and concluded that no adjustments to its financial statements are required. Further, we have assessed the legal risk associated with the State Claim under ASC 450 and have concluded at this time that no reserve is required.
Strauch et al. Fair Labor Standards Act Class Action
On July 1, 2014, plaintiffs filed Strauch and Colby v. Computer Sciences Corporation in the U.S. District Court for the District of Connecticut, a putative nationwide class action alleging that CSC violated provisions of the Fair Labor Standards Act (“FLSA”) with respect to system administrators who worked for CSC at any time from June 1, 2011 to the present. Plaintiffs claim that CSC improperly classified its system administrators as exempt from the FLSA and that CSC, therefore, owes them overtime wages and associated relief available under the FLSA and various statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001, and the California Private Attorneys General Act. In September 2015, plaintiffs filed an amended complaint, which added claims under Missouri and North Carolina wage and hour laws. The relief sought by Plaintiffs includes unpaid overtime compensation, liquidated damages, pre- and post-judgment interest, damages in the amount of twice the unpaid overtime wages due, and civil penalties. If a liability is ultimately incurred as a result of these claims, CSRA would pay a portion to CSC pursuant to an indemnity obligation. CSC and CSRA both maintain that system administrators have the job duties, responsibilities, and salaries of exempt employees and are properly classified as exempt from overtime compensation requirements and were paid in accordance with the FSLA and applicable state laws.

Plaintiffs filed a motion for class certification on June 3, 2016 and on June 9, 2015, the Court entered an order granting the plaintiffs’ motion for conditional certification of the class of system administrators. The conditionally certified FLSA and putative classes include approximately 1,285 system administrators, of whom 407 are employed by CSRA and the remainder employed by CSC. We expect that, following a period during which potential class members may opt-in the action and discovery is completed, the court will determine whether the case will proceed to trial or whether to decertify the class. If the action is decertified, then only individual claims may proceed to trial.
CSC filed its opposition to plaintiffs’ motion for class certification on July 15, 2016. Plaintiffs filed their reply brief on August 12, 2016 and the matter is currently under advisement with the Court.
The parties have explored potential settlement scenarios but have not concluded any settlement.
CECOM Rapid Response Demand Letter

On July 12, 2013, the U.S. Army’s Communications-Electronics Command (“CECOM”) issued a demand letter based upon DCAA audit reports and Form 1, for reimbursement in the amount of $235.2 million in costs that CSC allegedly overcharged under its Rapid Response (“R2”) contract by placing CSC, interdivisional, teammate, and vendor employees in R2 labor categories for which they were not qualified. CSC’s position is that, in most instances, the individuals in question met the contract requirements for their labor categories, and that, in all instances, DCAA and CECOM have ignored the value the government received for CSC’s work.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

DynCorp

In connection with CSC’s acquisition of DynCorp in 2003 and its divestiture of substantially all of that business in two separate transactions in 2005 and in 2013 (collectively, the “DynCorp Divestitures”), CSC assumed and Computer Sciences GS Business will retain various environmental indemnities of DynCorp and its former subsidiaries arising from environmental representations and warranties in the relevant transaction documents. As part of the DynCorp Divestitures, CSC also assumed and CSRA will also retain indemnities for certain other litigation against DynCorp. CSRA does not anticipate any material adverse effect on its financial position, results of operations and cash flows from these indemnities.

Southwest Asia Employment Contract Litigation

Rishell v. CSC, a single plaintiff lawsuit, was filed in February 2013 in Florida (“Rishell”).  In April 2013, a second lawsuit, Rhodes v. CSC, with five plaintiffs was filed in Mississippi (“Rhodes”). Each case involves a claim that the plaintiffs, who were employees working as civilian government contractors in Southwest Asia, were hourly employees of CSC who were entitled to receive overtime wages rather than salaried employees. Both cases were consolidated before the United States District Court for the Eastern District of Virginia in 2014. Summary judgment was granted in favor of the plaintiffs in each case.
On May 2, 2016, the U.S. Court of Appeals for the Fourth Circuit ruled against CSC in an appeal of these two consolidated cases. In addition, on remand, the District court awarded the plaintiff’s attorneys’ fees. The Company is contractually obligated to indemnify CSC for any losses under these cases pursuant to the terms of the Master Separation and Distribution Agreement between CSRA and CSC. CSRA, pursuant to its indemnification agreement with CSC, paid plaintiffs on CSC’s behalf the amount of the unpaid wages awarded in the judgment. However, CSC has appealed the award of attorneys’ fees and established a reserve for the amount of the fees that the Company would be required to indemnify CSC, if the appeal is unsuccessful.

In addition to the two consolidated cases that were the subject of the Fourth Circuit’s opinion, there are currently an additional four similar cases, involving approximately 100 individuals, pending before federal and state courts in California, Louisiana, and Virginia for which CSRA would be obligated to indemnify CSC. Plaintiffs in these cases similarly claim that they were hourly rather than salaried employees, and thus are entitled to overtime for worked in excess of 40 hours per week. It is reasonably possible that the trial courts considering these cases will adjudicate judgments against CSC awarding damages,although these cases will be adjudicated based on their respective merits and the applicable law (including defenses available to CSC) which varies from case to case. As of December 30, 2016, the range of possible losses for which the Company would be required to indemnify CSC associated with these additional four pending matters is between $1.3 million and $8.5 million.

Other Matters
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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our Annual Report on Form 10-K, for the fiscal year ended April 1, 2016, our Quarterly Reports on Form 10-Q for the quarterly period ended July 1, 2016, and for the quarterly period ended September 30, 2016 and our unaudited Consolidated and Condensed Financial Statements and accompanying notes for the three and nine months ended December 30, 2016 included herein.
This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, assumptions, and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those we discuss in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 1, 2016 and this Form 10-Q.
Our Consolidated Financial Statements and unaudited Consolidated and Condensed Financial Statements, discussed below, reflect our financial condition, results of operations, and cash flows. This information may not necessarily reflect what our financial condition, results of operations, or cash flows would have been had we operated as a separate, independent entity during the period presented prior to the Spin-Off, or what our financial condition, results of operations, and cash flows may be in the future. The following MD&A of CSRA covers a period prior to the Spin-Off and the Mergers. For accounting and financial reporting purposes, Computer Sciences GS is considered to be the predecessor to CSRA and, as a result, its historical financial statements now constitute the historical financial statements of CSRA. Accordingly, results reported through November 27, 2015 include only the operations of Computer Sciences GS, on a carve-out basis. The results reported after November 27, 2015 include the operations of CSRA, including from and after November 30, 2015, SRA (as a result of the Mergers). These historical financial statements may not be indicative of our future performance.

Our MD&A is organized as follows:

•
Overview: A discussion of our business and overall analysis of financial and other highlights affecting CSRA, which we present to provide context for the remainder of MD&A. The overview analysis compares the three and nine months ended December 30, 2016 to the three and nine months ended January 1, 2016;

•
Results of Operations: An analysis of our financial results comparing the three and nine months ended December 30, 2016 to the comparable prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations by segment;

•	Liquidity and Capital Resources: An analysis of changes in our cash flows and a discussion of our financial condition and liquidity;

•	Contractual Obligations: An overview of contractual obligations and off balance sheet arrangements; and

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
Headquartered in Falls Church, Virginia, we deliver comprehensive offerings from concept through sustainment. We deliver IT, mission- and operations-related services across the U.S. federal government to the Department of Defense (“DoD”), intelligence and homeland security communities, civil and healthcare agencies, as well as certain state and local government agencies. We leverage deep domain-based customer intimacy and decades of experience in helping customers execute their mission with a fundamental understanding of their IT environment that has earned us the ability to introduce next-generation technologies. We bring scalable and more cost-effective IT solutions to government agencies that are seeking to improve mission-critical effectiveness and efficiency through innovation.
This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery. Demand for our U.S. public sector offerings is driven by evolving government priorities such as: (1) the critical mission priorities of government agencies, (2) the government-wide mandate to improve efficiency and reduce cost, and (3) the government’s long-term shift to next-generation technologies.
CSRA’s reportable segments are as follows:

•	Defense and Intelligence—The Defense and Intelligence segment provides services to the DoD, National Security Agency, branches of the Armed Forces and other DoD and Intelligence agencies.

•
Civil —The Civil segment provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services and other federal civil agencies, as well as various state and local government agencies.

Financial Overview
The key operating results for the third quarter and first nine months of fiscal year 2017 include:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Total Revenue	$1,222	$1,032	$3,739	$2,960
Income Before Income Taxes	204	58	434	256
Net Income	128	51	276	171
Net Income Attributable to Common Shareholders	126	48	267	159
Non-GAAP measures:
Total Segment Operating Income (1)	151	131	491	403
Adjusted EBITDA (2)	210	169	650	492
Segment Operating Income Margin	12.4%	12.7%	13.1%	13.6%
(1) Total segment operating income is a non-GAAP measure of our performance and results of operations. Management believes that presenting non-GAAP segment operating income facilitates analysis for investors and other users by providing consistent and comparable measures to evaluate our results of operations and performance. It is also one of the financial measures utilized to determine executive compensation. In addition, presenting non-GAAP segment operating income provides investors and other users insights into how management internally evaluates and assesses operating results.

We define total segment operating income as total segment revenue less cost of services (“COS”), segment general and administrative (“G&A”) expense and segment depreciation and amortization expense. Segment operating income excludes actuarial and settlement charges related to pension and other post-employment benefit plans, corporate G&A, separation and merger costs and SRA integration costs. Because this is a non-GAAP measure, using total segment operating income may have limited value as it excludes certain items that may have a material impact on our reported financial results. Management compensates for the limitations of this non-GAAP measure by also reviewing income before income taxes, which includes costs excluded from the segment operating income definition such as corporate G&A, interest and other income (expense). A reconciliation of income before income taxes to total segment operating income is as follows.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Income before income taxes(a)	$204	$58	$434	$256
Less:
Pension settlement and actuarial gains	(114)	—	(114)	—
Add back:
Corporate G&A	19	11	55	40
Separation and merger costs(b)	5	44	18	100
Interest expense, net	36	14	95	24
Other expense (income), net	1	4	3	(17)
Total segment operating income(a)	$151	$131	$491	$403

(a) Income before income taxes for the three and nine months ended January 1, 2016, does not fully include the contribution from net periodic pension income related to CSC’s U.S. defined benefit pension plans that we assumed in the Spin-Off; net periodic pension income relating to these plans has not been included in CSRA’s historical non-GAAP segment operating income nor in the historical Consolidated Financial Statements or in the unaudited Consolidated and Condensed Financial Statements, for the period up to the date of the Spin-Off; but is included in our results of operations beginning in the period after the date of Distribution. The contribution to non-GAAP total segment operating income from net periodic pension income from CSC’s U.S. defined benefit pension plans amounted to approximately $(22) million and ($64) million for the three and nine months ended January 1, 2016, respectively.

(b) Includes costs related to the Spin-Off and the Mergers.
(2) Adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is a non-GAAP measure that we believe provides useful information to investors regarding our results of operations as it provides another measure of our profitability, and our ability to service our debt, and is considered an important measure by financial analysts covering CSRA and peer companies in our industry. Adjusted EBITDA is based on CSRA’s credit agreement, and among the adjustments we make is the removal of actuarial gains and losses related to our various defined benefit plans, but does not reflect removal of costs we incur to integrate our operations with those of an acquired business. While such gains and losses are ultimately settled in cash, we make these adjustments as means to more clearly demonstrate to investors our core operating performance. Our definition of such a measure may differ from similarly described measures of other companies.

The following table presents a reconciliation of Net income to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Net income	$128	$51	$276	$171
Interest expense, net	36	14	95	24
Tax expense on income	76	7	158	85
Depreciation and amortization	61	45	189	113
Amortization for contract-related intangibles	—	2	3	7
Stock-based compensation	18	4	25	8
Restructuring costs	—	—	—	1
Pension settlement loss, pension actuarial (gains) losses, and amortization of other comprehensive income, net	(114)	2	(114)	—
Gain on disposition of business	—	—	—	(17)
Separation and merger costs(a)	5	44	18	100
Adjusted EBITDA	$210	$169	$650	$492

(a) Includes costs related to the Spin-Off and the Mergers.
Business Drivers and Key Performance Indicators
We manage and assess the performance of our business through various means, with the primary financial measures including contract wins, revenue, operating income, backlog, and free cash flow. See below as well as the MD&A in our Annual Report on Form 10-K for further discussion of factors that drive our business results and our key performance indicators. The following are some of these key performance indicators for the three and nine months ended December 30, 2016, compared to the three and nine months ended January 1, 2016.

•
We announced contract awards(3) of $1.85 billion and $5.52 billion for the three and nine months ended December 30, 2016, respectively, as compared to $1.82 billion and $5.59 billion during the three and nine months ended January 1, 2016, respectively.

•
Total backlog(4) was $15.8 billion at December 30, 2016, compared to $15.1 billion at April 1, 2016. Of the total $15.8 billion backlog at December 30, 2016, $1.2 billion is expected to be realized as revenue during the last quarter of fiscal year 2017, and $13.1 billion is not yet funded.

•
Days Sales Outstanding (“DSO”)(5) was 55 days as of December 30, 2016 and 52 days as of April 1, 2016, as compared to 55 days as of January 1, 2016. The increase at December 30, 2016 compared to April 1, 2016 was due, in part, to a $25 million receivable associated with CSRA’s funding of a settlement for a legacy pension plan of Computer Sciences GS Business. Excluding this receivable, the DSO was approximately 53 days as of December 30, 2016.

•	Cash provided by operating activities was $438 million and $375 million for the nine months ended December 30, 2016 and January 1, 2016, respectively.

•
Cash used in investing activities was $(118) million and $(1,551) million for the nine months ended December 30, 2016 and January 1, 2016, respectively. The decline in the fiscal year 2017 period compared to the fiscal year 2016 period is primarily due to the acquisition of SRA in fiscal year 2016.

•
Cash (used in) provided by financing activities was $(288) million and $1,376 million for the nine months ended December 30, 2016 and January 1, 2016, respectively. The amount provided in fiscal year 2016 was primarily attributable to borrowings of debt for the purchase of SRA, which was partially offset by the Special Dividend payment at the time of the Spin-Off. The use of cash in financing for fiscal year 2017 reflects repayments on long-term debt and cash dividends to common stockholders partially offset by additional long-term debt borrowings.

•
Free cash flow(6) was $191 million and $266 million for the three and nine months ended December 30, 2016, respectively, as compared to $(58) million and $112 million for the three and nine months ended January 1, 2016, respectively.

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

(6) Free cash flow is a non-GAAP measure and our definition of such measure may differ from that used by other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments, and (3) payments on capital leases and other long-term asset financings. For comparability between periods, free cash flow is further adjusted for (i) non-recurring separation-related payments, (ii) the amount of net proceeds received from the initial sale of billed and/or unbilled receivables at the time that we initially implemented the Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”), and (iii) the incremental net proceeds received from the initial sale of receivables when they first become eligible for sale under the Purchase Agreement.
Free cash flow should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP. Free cash flow is one of the factors our management uses in reviewing the overall performance of the business and motivating performance through incentive compensation for key business leaders. We believe that strong free cash flow is one of the attributes that attracts potential investors to our industry. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Management overcomes the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Net cash provided by operating activities	$227	$9	$438	$375
Net cash (used in) provided by investing activities	(27)	(1,538)	(118)	(1,551)
Initial sales of qualifying accounts receivables(a)	—	(32)	(46)	(208)
Acquisition, Net of cash acquired:
Payments for acquisitions, net of cash acquired	—	342	—	342
Extinguishment of SRA long-term debt maturities	—	1,101	—	1,101
Reimbursement of acquiree related expenses	—	30	—	30
Business dispositions	—	—	—	(34)
Payments on capital leases and other long-term assets financing	(15)	(3)	(32)	(13)
Separation-related payments	6	33	24	70
Free cash flow	$191	$(58)	$266	$112

(a) For the periods presented, free cash flow is adjusted for the net proceeds received from the initial sale of billed and/or unbilled receivables at the time that we initially implemented the Purchase Agreement, and the incremental net proceeds received from the initial sale of receivables when they first become eligible for sale under the Purchase Agreement. For the three and nine months ended January 1, 2016, amounts represent unbilled and billed receivables, respectively, principally sold by the Computer Sciences GS Business. For the nine months ended December 30, 2016, the amount relates to SRA unbilled receivables under the Purchase Agreement to which SRA was added to during the period. Billed receivables historically sold by SRA under a separate accounts receivable purchase agreement continue under the Purchase Agreement. See Note 5 - Sale of Receivables to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information.
Economic and Industry Factors
For both the three and nine months ended December 30, 2016, we generated approximately 94% of our total revenues from sales to the U.S federal government either as a prime contractor or subcontractor to other prime contractors. For the nine months ended December 30, 2016 and January 1, 2016, we generated approximately 45% and 50%, respectively, of our total revenues from the DoD (including all branches of the U.S. military) and Intelligence Community and approximately 55% and 50%, respectively, of our total revenues from health and civil contracts. We expect to continue to derive substantially all of our revenues from work performed under U.S. federal government contracts. As a result, our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that federal discretionary spending will grow, government budget deficits and the national U.S. debt will constrain spending across many federal agencies. Adverse changes in fiscal and economic conditions, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling could materially impact our business. Although the U.S. federal government has yet to finalize a budget and spending plan for the 2017 fiscal year, in December 2016, the U.S. Congress passed a continuing resolution bill that extends the operations of the government to April 28, 2017.
Our market is highly competitive and has characteristics unique to the federal contracting environment. Almost all of our U.S. federal government contracts and subcontracts may be modified, curtailed, or terminated either at the convenience of the government or for default based on factors set forth in the Federal Acquisition Regulation (“FAR”).
Our results of operations and our defined benefit plans are also impacted by economic conditions generally, including macroeconomic conditions, and the impact that they have on the U.S. federal government. We monitor macroeconomic and credit market conditions and levels of business confidence and their potential effect on our customers and on us. Our results of operations are also affected by the evolving priorities of the U.S. federal government, as well as by the pace of technological change and the type and level of technology spending by our customers. The ability to identify and capitalize on these markets and technological changes early in their cycles is a key driver of our performance.
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
Results of Operations
We report our results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter of the fiscal year to prevent the fiscal year from moving from an approximate end of March date. For accounting purposes, the unaudited Combined and Condensed Financial Statements reflect the financial results of SRA from the date of the Merger to December 31, 2015 combined with the Computer Sciences GS Business for the three and nine months ended January 1, 2016. The third quarters of fiscal year 2017 and fiscal year 2016 were comprised of an equivalent number of weeks.
Revenues
Revenues for the Defense and Intelligence and Civil segments were as follows.

	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Change	Percent Change
Defense and Intelligence	$556	$483	$73	15.1%
Civil	666	549	117	21.3
Total Revenue	$1,222	$1,032	$190	18.4%

	Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Change	Percent Change
Defense and Intelligence	$1,699	$1,489	$210	14.1%
Civil	2,040	1,471	569	38.7
Total Revenue	$3,739	$2,960	$779	26.3%

For the three and nine months ended December 30, 2016, our total revenue increased by $190 million, or 18.4%, and $779 million, or 26.3%, respectively, as compared to the same period of the prior year primarily due to the additional revenue attributable to SRA. Excluding revenue attributable to SRA of $357 million and $117 million, revenue for the three months ended December 30, 2016 and January 1, 2016 was $865 million and $915 million, respectively, declining by $50 million or 5.5%. Excluding revenue attributable to SRA of $1,069 million and $117 million, revenue for the nine months ended December 30, 2016 and January 1, 2016 was $2,670 million and $2,843 million, respectively, a decrease of $173 million or 6.1%. Revenue of the Computer Sciences GS Business declined in the three and nine month periods due to reductions in the Logistics Modernization Program for the U.S. Army, as well as a net reduction in contracts with the Department of Homeland Security (“DHS”).

Defense and Intelligence Segment

For the three and nine months ended December 30, 2016, Defense and Intelligence segment revenues increased by $73 million, or 15.1%, and $210 million, or 14.1%, respectively, as compared to the same period of the prior year, primarily due to additional revenue attributable to SRA. Excluding revenue attributable to SRA for all periods, revenue of the Defense and Intelligence Segment increased by $8 million for the three months ended December 30, 2016 and decreased by $79 million for the nine months ended December 30, 2016 compared to the same periods of the prior year.
Excluding the contributions of SRA for the three months ended December 30, 2016 and January 1, 2016, the segment’s revenue increased primarily due to a net increase in task orders of $19 million on existing contracts with the Department of Defense and intelligence agencies that was partially offset with a $14 million decline in revenue associated with the Logistics Modernization Program (“LMP”).
Excluding the contributions of SRA for the nine months ended December 30, 2016 and January 1, 2016, the segment’s revenue decreased primarily due to a $54 million reduction from the downsizing of the LMP and $32 million of net reductions in tasking on other Army and National Security Agency contracts. In addition, contracts with the Air Force, Defense Threat Reduction Agency and Missile Defense Agency programs ended during the nine months ended December 30, 2016, resulting in reduced revenues of $22 million. Partially offsetting these reductions was a $29 million increase in a new classified contract.

Civil Segment

For the three and nine months ended December 30, 2016, Civil segment revenues increased by $117 million, or 21.3%, and $569 million, or 38.7%, respectively, as compared to the same period of the prior year, primarily due to the additional revenue attributable to SRA. Excluding revenue attributable to SRA for all periods, revenue for the Civil segment declined in both periods compared to the same periods of the prior year.

Excluding the contributions of SRA for the three months ended December 30, 2016 and January 1, 2016, the decrease in revenue was driven primarily by a $41 million reduction due to completed contracts and reduced tasking orders with the DHS. There was $7 million of net task order reductions associated with other federal agencies. In addition, there was a $10 million reduction of revenue from non-federal programs, driven primarily by one program that transitioned from development stage to operations and maintenance work.

Excluding the contributions of SRA for the nine months ended December 30, 2016 and January 1, 2016, the decrease in revenue was driven primarily by a $64 million reduction in revenue from DHS. In addition, revenue declined by $34 million on a non-federal program which transitioned from development stage to operations and maintenance. These declines were partially offset by a $3 million increase in net task orders with other federal agencies.

Segment Operating Income
Segment operating income for the Defense and Intelligence, and Civil segments were as follows:

	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Change	Percent Change
Defense and Intelligence	$47	62	(15)	(24.2)%
Civil	104	69	35	50.7
Total segment operating income	$151	$131	$20	15.3%

Segment operating income margin:
Defense and Intelligence	8.5%	12.8%	(4.3)%
Civil	15.6%	12.6%	3.0%

	Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Change	Percent Change
Defense and Intelligence	$181	$196	$(15)	(7.7)%
Civil	310	207	103	49.8
Total segment operating income	$491	$403	$88	21.8%

Segment operating income margin:
Defense and Intelligence	10.7%	13.2%	(2.5)%
Civil	15.2%	14.1%	1.1%

For the three and nine months ended December 30, 2016, our segment operating income increased by $20 million, or 15.3%, and $88 million, or 21.8%, respectively, as compared to the same period of the prior year. Excluding the segment operating income attributable to SRA for all periods presented, segment operating income increased $2 million in the third quarter and $49 million in the nine month period of fiscal year 2017, as compared to the same periods of the prior year. These increases were a result of better contract performance and higher pension income in the fiscal year 2017 periods.
Defense and Intelligence Segment

For the three months ended December 30, 2016, Defense and Intelligence segment operating income decreased by $15 million, or 24.2%, as compared to the same period of the prior year. Approximately $1 million of the decrease in the segment’s operating income during the three months ended December 30, 2016 is attributable to operating income at SRA. Excluding the impact of SRA, the segment’s operating income as a percentage of revenue decreased primarily due to the completion of higher margin task orders, lower margins on new business and, in the third quarter of fiscal year 2017, project start up activities on new business where margins are lower during development and transition to maintenance periods.

For the nine months ended December 30, 2016, Defense and Intelligence segment operating income decreased by $15 million, or 7.7%, as compared to the same period of the prior year. Approximately $2 million of the decrease in the segment’s operating income during the nine months ended December 30, 2016 is attributable to operating income at SRA. Excluding the impact of SRA, the segment’s operating income as a percentage of revenue decreased primarily due to lower margins on new business, completion of higher margin task orders, and project start up activities where margins are lower during development and transition to maintenance periods.

Civil Segment

For the three months ended December 30, 2016, the Civil segment’s operating income increased by $35 million, or 50.7%, as compared to the same period of the prior year. Approximately $19 million of the increase in the segment’s operating income is attributable to SRA. Excluding the impact of SRA, the segment’s operating income as a percentage of revenue increased primarily as a result of higher pension income, better contract performance and other program related efficiencies in the 2017 fiscal year period.

For the nine months ended December 30, 2016, the Civil segment operating income increased by $103 million, or 49.8%, as compared to the same period of the prior year. Approximately $42 million of the increase in the segment’s operating income is attributable to SRA. Excluding the impact of SRA, the segment’s operating income as a percentage of revenue increased primarily as a result of higher pension income, better contract performance and other program related efficiencies in the 2017 fiscal year period.
Costs and Expenses
Our total costs and expenses were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Costs of services(a)	$866	$817	$2,840	$2,349
Selling, general and administrative	49	50	160	135
Depreciation and amortization	61	45	189	113
Separation and merger costs	5	44	18	100
Interest expense, net	36	14	95	24
Other (income) expense, net	1	4	3	(17)
Total	$1,018	$974	$3,305	$2,704
(a) COS also includes related-party transactions with CSC of $1 million and $5 million for the three and nine months ended January 1, 2016, respectively.

Costs of Services

COS, as a percentage of revenue, decreased to 70.9% and 76.0% for the three and nine months, respectively, ended December 30, 2016 as compared to 79.2% and 79.4% from the same periods of the prior year. The decrease as a percentage of revenue is primarily a result of the recognition of pension settlement and actuarial gains, program delivery efficiencies, indirect cost reductions, and merger synergies.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”), as a percentage of revenue, decreased to 4.0% and 4.3% for the three and nine months, respectively, ended December 30, 2016, as compared to 4.8% and 4.6% from the same periods of the prior year. The decrease as a percentage of revenue is primarily a result of the recognition of pension settlement and actuarial gains, vendor management and purchasing efficiencies, indirect cost reductions, and merger synergies. See Note 12—Pension and Other Post-retirement Benefit Plans to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information on pension settlement and actuarial gains recognized in the third quarter of fiscal year 2017.

Depreciation and Amortization (“D&A”)
D&A for the Defense and Intelligence, and Civil segments were as follows:

	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Change	Percent Change
Defense and Intelligence	$35	$26	$9	34.6%
Civil	26	19	7	36.8
Total depreciation and amortization	$61	$45	$16	35.6%

	Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Change	Percent Change
Defense and Intelligence	$103	$72	$31	43.1%
Civil	86	41	45	109.8
Total depreciation and amortization	$189	$113	$76	67.3%

D&A, as a percentage of revenue, increased to 5.0% and 5.1% for the three and nine months ended December 30, 2016, respectively, as compared to 4.4% and 3.8%, respectively, from the third quarter of the prior fiscal year. These increases were primarily due to the amortization of intangible assets acquired in the SRA merger.
Separation and Merger Costs

Separation and merger costs were costs incurred to give effect to Computer Sciences GS’s separation from CSC and subsequent merger with SRA. These costs are primarily comprised of severance and other personnel costs, third-party accounting, legal and other consulting services, as well as information technology infrastructure and application costs. For the three and nine months ended December 30, 2016, separation and merger costs were $5 million and $18 million, respectively. Pursuant to the Merger Agreement, all merger costs incurred by Computer Sciences GS Business were paid by CSRA.
Interest Expense, Net

Interest expense of $36 million and $95 million for the three and nine months ended December 30, 2016, respectively, increased by $22 million and $71 million, respectively, compared to $14 million and $24 million, respectively, of interest for the same periods of the prior year. Interest expense for the three and nine months ended December 30, 2016 reflect the additional long-term debt incurred in connection with the Spin-Off and Merger transactions in November 2015 for both of the full periods. In addition, the Company amended its debt facilities in the third quarter of fiscal year 2017, which resulted in loss on extinguishment of $8 million in the period.
Other (Income) Expense, Net
Other (income) expense, net comprises gains and losses from the sale of businesses and non-operating assets, the impact of movement in foreign currency exchange rates on CSRA's foreign currency denominated assets and liabilities and other miscellaneous gains and losses.

Other expenses were $1 million and $3 million for the three and nine months ended December 30, 2016, compared to other expense (income) of $4 million and $(17) million, respectively, for the same periods of the prior year. The nine months ended January 1, 2016 include a $18.5 million pre-tax gain on the disposition of Welkin Associates Limited, which was a wholly owned subsidiary of the legacy Computer Sciences GS Business.

Taxes

Our effective tax rate (“ETR”) was 37.3% and 36.4% for the three and nine months ended December 30, 2016 and 12.1% and 33.2% for the three and nine months ended January 1, 2016, respectively. The higher ETRs for the three and nine months ended December 30, 2016 compared to the three and nine months ended January 1, 2016 was primarily driven by the tax benefit resulting from the payment of the Special Dividend by CSRA following the Spin-Off from CSC during the third quarter of fiscal year 2016.
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We continue to carry a valuation allowance of $8.7 million against deferred tax assets as of December 30, 2016 relating to net operating losses in foreign jurisdictions and state tax carryforwards.

Share-Based Compensation Expense

In connection with the Spin-Off, the equity compensation awards in fiscal 2016 of employees of CSC who became employees of CSRA were converted into equity awards of CSRA having the same terms and conditions as their prior CSC awards.

For the three and nine months ended December 30, 2016, the total expense recognized in CSRA’s results of operations related to equity awards was $18.0 million and $25.0 million, respectively. The Company recognized $14 million of share-based compensation expense during the three and nine months ended December 30, 2016 upon the achievement of certain performance conditions associated with replacement awards issued with the Mergers. See Note 12—Share-Based Compensation Plans to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information on share-based compensation including unrecognized compensation expense that will impact our earnings in future periods.

Liquidity and Capital Resources
Cash Flows

	Nine Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016
Cash provided by operating activities	$438	$375
Cash used in investing activities	(118)	(1,551)
Cash used in financing activities	(288)	1,376
Net increase in cash and cash equivalents	32	200
Cash and cash equivalents at beginning of year	130	5
Cash and cash equivalents at end of period	$162	$205

Operating Cash Flow

Net cash provided by operating activities for the nine months ended December 30, 2016 was $438 million, an increase of $63 million compared to the nine months ended January 1, 2016. This increase was primarily due to higher net income during the nine months ended January 1, 2016. Operating cash flow for the nine months ended December 30, 2016 also benefited from the inclusion of SRA into our receivable sales activities, including the sale of unbilled SRA receivables. In addition, operating cash flow was higher as a result of not making a $30 million intellectual property maintenance payment to CSC in the third quarter as anticipated under the 2015 IP Matters Agreement. CSRA and CSC are in discussions regarding the Master Separation and Distribution Agreement (“MSDA”), IP Matters Agreement, and Non-US Agency Agreement executed in November 2015. Our operating cash flow for fiscal year 2017 also reflects a $25 million payment to satisfy our commitment to fund CSC’s CSR pension settlement obligation.

Investing Cash Flow

Net cash used in investing activities for the nine months ended December 30, 2016 was $118 million, as compared to $1,551 million for the nine months ended January 1, 2016. Cash used in investing in fiscal year 2016 reflects the purchase of SRA in November 2015; as well as proceeds from the sale of Welkin.
Financing Cash Flow

Net cash used in financing activities for the nine months ended December 30, 2016 was $(288) million, down from $1,376 million provided by financing activities in the nine months ended January 1, 2016. The amount provided in fiscal year 2016 was primarily attributable to borrowings of debt for the purchase of SRA, which was partially offset by the Special Dividend payment at the time of the Spin-Off. The use of cash in financing in fiscal year 2017 reflects repayments on long-term debt and cash dividends to common stockholders. The year over year change also reflects the absence of amounts transferred to CSC in the fiscal year 2017 period. As discussed in “Debt Financing” below, we refinanced our debt facilities in the third quarter of fiscal year 2017, which resulted in new borrowings of $234 million.
Discussion of Financial Condition
Cash and Cash equivalents were $162 million and $130 million at December 30, 2016 and April 1, 2016, respectively.
After the Spin-Off, CSRA became the primary seller of certain accounts receivable under the Purchase Agreement that was first entered into on April 21, 2015 with The Royal Bank of Scotland, PLC (“RBS”), as Purchaser, along with Mitsubishi UFJ Financial Group Ltd, and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of our eligible trade receivables. In June 2016, SRA was added to the Purchase Agreement as an additional seller of accounts receivables. In connection with the addition of the SRA receivables into the facility, the Company evaluated allowances associated with SRA’s government audit activities, receivable aging and specific collectability issues and increased the associated allowance by approximately $3 million in the first quarter of fiscal year 2017.

Under the Purchase Agreement, CSRA can sell our eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts up to $450 million outstanding at any one time. CSRA has no retained interests in the transferred receivables, and only performs collection and administrative functions for the Purchaser for a servicing fee.

During the nine months ended December 30, 2016, the we sold $2.33 billion of our billed and unbilled receivables for cash. Collections by the purchaser on the receivables we sold were $2.19 billion for the nine months ended December 30, 2016. As of December 30, 2016, there was also $23.2 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. Total receivables sold, net of collections and fees related to accounts receivable sales, resulted in an increase in operating cash flow of $137 million for the nine months ended December 30, 2016.

Upon consummation of the Mergers, SRA initially maintained a separate accounts receivable purchase agreement under which SRA sold certain accounts receivable to a third party (the “Factor”) without recourse to SRA. There were no sales of receivables under this facility during the nine months ended December 30, 2016 and the agreement with the Factor was terminated in June 2016.

Liquidity

As of December 30, 2016, CSRA’s total liquidity was $862 million, consisting of $162 million of cash and cash equivalents and $700 million available under CSRA’s revolving credit facility. In September 2016, the Company was required to make a one-time payment of $25 million in connection with its obligation to fund the termination of a pension plan covering employees of a company formed as a joint venture between CSC and another government contractor. In November 2016, we completed an amendment of our debt facilities which extended the terms of the facilities by one year, reduced our interest rate on related borrowings, and changed certain terms in order to provide greater financial flexibility to the Company. See Note 9— Debt to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information. In the opinion of management, CSRA will be able to meet its liquidity and cash needs for at least the next twelve months through the combination of cash flows from operating activities, available cash balances, and available borrowings under CSRA’s revolving credit facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt or equity securities. However, there can be no assurances that CSRA will be able to obtain such financing on acceptable terms (or at all) in the future.

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

At December 30, 2016, CSRA’s ratio of net debt-to-total capitalization was 84.3%, a decrease of 8.4 percentage points from the end of fiscal year 2016. The decrease in the ratio was primarily the result of debt repayments of approximately $199 million and an increase in equity capital from net income recognized during the first nine months of fiscal year 2017.

The following table summarizes CSRA’s capitalization ratios as of the end of the third quarter of fiscal year 2017 and the end of fiscal year 2016:

	As of
(Dollars in millions)	December 30, 2016	April 1, 2016
Total debt(7)	$2,799	$2,935
Less: Cash and cash equivalents	162	130
Net debt(8)	$2,637	$2,805

Total debt	$2,799	$2,935
Equity	330	90
Total capitalization	$3,129	$3,025

Debt-to-total capitalization	89.5%	97.0%
Net debt-to-total capitalization	84.3%	92.7%

(7)	Total debt is the sum of short and long-term components of GAAP debt and capitalized leases.

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

Debt Financing

Including capitalized lease liabilities, CSRA had $102 million of current maturities of long-term debt and $2,697 million of long-term debt at December 30, 2016.

We obtained financing in connection with the Spin-Off and the Mergers under various facilities. As discussed above, we completed an amendment to these facilities in November 2016 to provide for greater financial flexibility and extended the terms of each of these facilities by one year. See Note 9— Debt to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q and “Liquidity” in our Annual Report on Form 10-K for information about these facilities, as recently amended, including covenants, default provisions, repayment terms, and interest rates of each facility.

Our term loan facilities require us to prepay outstanding term loans, subject to certain exceptions, in the case of excess annual cash flow and in the event of certain asset sales, casualty events and issuances of debt. Any required excess cash flow payments are due within 90 days following the end of the fiscal year. During the first quarter of fiscal 2017, we paid $48 million related to fiscal year 2016 excess cash flow. During the third quarter of fiscal year 2017, we repaid approximately $50 million on the Term Loan A Facilities, of which $20 million was a mandatory quarterly repayment and $30 million was a voluntary prepayment.

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

We have liquidity available for debt servicing and other discretionary investments from free cash flow and the Revolving Credit Facility, of which $700 million remained available but undrawn as of December 30, 2016. Debt service in the first five years is expected to be funded from available free cash flow; we do not expect that these debt service payments will adversely affect our available liquidity for short-term working capital and other cash requirements needs. Our expected liquidity and capital structure may be impacted, however, by discretionary investments and acquisitions that CSRA may pursue. While the timing and financial magnitude of these possible actions are currently indeterminable, CSRA expects to be able to manage and adjust its capital structure in the future to meet its liquidity needs.

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

In September 2016, CSRA repurchased 300,097 shares of common stock through open market purchases for an aggregate consideration of $7.9 million, at an average price of $26.45 per share. During the third quarter of fiscal year 2017, the Company repurchased approximately 689,222 shares of common stock for aggregate consideration of $21.1 million at an average price of $30.56 per share. As of December 30, 2016, CSRA remained authorized to repurchase $321 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019.
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

On December 15, 2016, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share. The total qualifying shares were 162,992,385 shares, with a total dividend payout of 16.3 million. Payment of the dividend was made on January 24, 2017 to CSRA stockholders of record at the close of business on January 3, 2017.
In the opinion of management, CSRA has sufficient liquidity and expects to continue paying quarterly cash dividends, subject to approval by CSRA’s Board of Directors of any such dividends.

Off Balance Sheet Arrangements
As of December 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations
CSRA has contractual obligations for long-term debt, capital lease liabilities and other obligations, including our performance guarantees and expiration of the stand-by letters of credit. See Note 9—Debt and Note 16—Commitments and Contingencies to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about these obligations.
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
Revenue recognition
Substantially all of our revenue is derived from contracts with departments and agencies of the U.S. federal government, as well as other state and local government agencies. We generate our revenue from the following types of contractual arrangements: time and materials contracts, firm-fixed-price contracts and cost-plus-fee contracts, which comprised approximately 21%, 44%, and 35%, respectively, of our revenue in the nine months ended December 30, 2016. We also provided services to other businesses of CSC, which are included as related-party revenues for the third quarter and first nine months of fiscal year 2016. In fiscal year 2017, these services are included in revenues.
Many of our contracts require the use of estimates-at-completion (“EAC”) in the application of the percentage-of-completion accounting method. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 38% of our revenues for the nine months ended December 30, 2016. When changes in estimates of contract sales or costs occur, we make revisions to EACs and reflect changes in the results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. See Note 1— Description of the Business, Basis of Presentation and Recent Accounting Pronouncements to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information.
Our U.S. federal government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the government. At December 30, 2016, we did not have any federal contract terminations in process that would have a material effect on our consolidated financial position, results of operations or cash flows.
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
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of December 30, 2016 and April 1, 2016, we had $162 million and $130 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest expense and to manage our exposure related to interest rate movements (See Note 6 - Derivative Instruments to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further discussion). A hypothetical 1% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $13 million as of December 30, 2016, and likewise decreased our net income and cash flows.
The return on our cash and cash equivalents balance as of December 30, 2016 and April 1, 2016 was less than 1%; thus, although investment interest rates may continue to decline in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Our reporting currency is the U.S. dollar (“USD”); however, our foreign business operations, which predominantly provide business processing support services to our U.S. federal government customers, incur expenses denominated in foreign, local currencies. The expenses associated with providing our business processing services are invoiced either in USD based upon the current USD to local currency exchange rates, or in the foreign, local currency. Such expenses expose us to exchange rate fluctuations between USD and the local currency. Historically, we mitigated the volatility relating to these exposures, in part, through the identification of potential foreign currency exposures through the contract bidding and forecasting process that would expand or modify our services. We have also been able to mitigate a portion of foreign currency risk through earnings by matching revenue earned in the same local currency as the expense incurred. However, as fluctuations (including possible devaluations) in currency exchange rates may occur or there may be the imposition of limitations on the conversion of foreign currencies into our reporting currency, we may enter into forward contracts to manage exchange rate volatility. A 1% increase in exchange rates would have increased our cost of services denominated in foreign currencies by $0.8 million in the nine months ended December 30, 2016.
We have not entered into any hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

CSRA’s management, with the participation of CSRA’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CSRA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 30, 2016. Based on that evaluation, CSRA’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2016, CSRA’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that CSRA files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

We have evaluated the changes in our internal control over financial reporting that occurred during the nine months ended December 30, 2016 and concluded that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We make reference to Part II, Item 1, Legal Proceedings in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016 and July 1, 2016. There have been no reportable material developments in these matters during three months ended December 30, 2016.

Item 1A.	Risk Factors

We are not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended April 1, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2015, the Board authorized the Share Repurchase Program, pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. The share repurchases may be executed through various means, including, without limitation, open market transactions, and privately negotiated transactions or otherwise and are in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. See Note 13 to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about the Share Repurchase Program.

The following table presents repurchases of our common stock during the nine months ended December 30, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) in Period	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
Balance as of April 1, 2016	—	$28.28	1,768,129	$350.00
April 2, 2016 - July 1, 2016	—	—	—	—
July 2, 2016 - July 29, 2016	—	—	—	—
July 30, 2016 - August 26, 2016	—	—	—	—
August 27, 2016 - September 30, 2016	300,097	26.45	2,068,226	342.06
October 1 - October 28, 2016	188,117	26.92	2,256,343	337.00
October 29 - November 25, 2016	45,000	31.26	2,301,343	335.59
November 26 - December 30, 2016	456,105	31.99	2,757,448	321.00
Total	989,319	28.65	2,757,448	321.00

(1) The Share Repurchase Program, which was authorized by the Board on November 30, 2015, does not obligate CSRA to purchase any shares, and expires on March 31, 2019. As of December 30, 2016, CSRA had repurchased 2,757,448 shares of common stock through open market purchases for an aggregate consideration of approximately $79 million, and remained authorized to repurchase $321 million of common stock under the program.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Exhibit Description
10.1
First Amendment to Credit Agreement, dated as of November 30, 2016, by and among CSRA Inc. The Bank of Tokyo-Mitsubishi UFJ, Ltd., in its capacity as administrative agent under the Pro Rata Facilities (as defined thereunder), Royal Bank of Canada, in its capacity as administrative agent under the Term Loan B Facility, MUFG Union Bank, N.A., in its capacity as collateral agent, and the guarantors and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed Nov. 30, 2015)

10.2		Employment Agreement, dated December 20, 2016, between the Company and Lawrence B. Prior III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed Dec. 21, 2016).
10.3	*	2015 Omnibus Incentive Plan - Stock Option Award Agreement
10.4	*	2015 Omnibus Incentive Plan - Performance Based Restricted Stock Unit Award Agreement
10.5	*	2015 Omnibus Incentive Plan - Service Based Restricted Stock Unit Award Agreement
31.1	*	Section 302 Certification of Chief Executive Officer
31.2	*	Section 302 Certification of Chief Financial Officer
32.1	*	Section 906 Certification of Chief Executive Officer
32.2	*	Section 906 Certification of Chief Financial Officer
101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Labels
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSRA INC.

Dated:	February 7, 2017	By:	/s/ William Luebke
		Name:	William Luebke

Title:	Controller
(Principal Accounting Officer)