Form 10-K
period 2017-03-31
CSRA Inc.
filed 2017-05-25
CIK 1646383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
163,249,910 shares of the registrant’s common stock, $0.001 par value, were outstanding on May 18, 2017.

As of September 30, 2016 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $4.4 billion.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the registrant's proxy statements related to its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of March 31, 2017 are incorporated by reference into Part III of this Report.
III

Explanatory Note

On November 27, 2015, CSRA Inc. (“CSRA”) became an independent, publicly traded company through consummation of a spin-off by Computer Sciences Corporation (now known as DXC Technology) (“CSC”) of its North American Public Sector business. On November 30, 2015, following two mergers (the “Mergers”) involving SRA Companies, Inc. (“SRA Parent”) and two wholly-owned subsidiaries of CSRA, SRA International, Inc. (“SRA”) became an indirect, wholly-owned subsidiary of CSRA.

Prior to CSC’s distribution of the shares of CSRA common stock to CSC stockholders (the “Distribution”), CSC undertook a series of internal transactions, following which CSRA held the businesses constituting CSC’s North American Public Sector segment, which we refer to as the “Computer Sciences GS Business” together with certain other assets and liabilities. We refer to this internal reorganization and the Distribution collectively as the “Spin-Off.”

Because the Spin-Off and the Mergers were not consummated until November 27, 2015 and November 30, 2015, respectively, the audited Consolidated Financial Statements for the fiscal year ended April 1, 2016 presented in this Annual Report on Form 10-K (“Form 10-K”) include only the legacy Computer Sciences GS Business activity for the period from April 4, 2015 to November 27, 2015; CSRA for the period from November 28, 2015 to November 29, 2015; and CSRA including SRA from November 30, 2015 to April 1, 2016. Our audited Consolidated Financial Statements for the fiscal year ended March 31, 2017 presented in this Form 10-K represent CSRA activity from April 2, 2016 to March 31, 2017. Consequently, our financial results for fiscal years 2017 and 2016 are not comparable.

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
We refer to the federal government of the United States of America, including its branches, departments, agencies, armed forces, elected and unelected officials, and employees (acting in their capacity as such), as the “U.S. government.”
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
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	reduced spending levels and changing budget priorities of our largest customer, the U.S. government;

•	failure to maintain strong relationships with the U.S. government and other contractors and subcontractors;

•
possible delays or overturning of our U.S. government contract awards due to bid protests, loss of contract revenue, or diminished opportunities based on the existence of organizational conflicts of interest or failure to perform by other companies on which we depend to deliver products and services;

•	failure of our customers to fund contracts or exercise their options to extend contracts, or our inability to execute awarded contracts successfully;

•	our ability to generate revenue under certain of our contracts;

•	failure to win recompetes of contracts we currently have, including certain long-term contracts;

•	pricing pressure on new work, reduced profitability, or loss of market share due to intense competition and commoditization of services we offer;

•
our failure to comply with complex laws and regulations, including, but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards;

•
adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract, including, without limitation, any determination that our purchasing, property, estimating, cost accounting, labor, billing, compensation, management information systems, or contractor internal control systems are deficient;

•	any misconduct by employees, subcontractors, agents or business partners;

•	our failure to collect, or delays in the collection of, our receivables;

•	changes in the mix of our contracts and difficulties accurately estimating contract costs and contract performance requirements;

•
significant economic or personal liabilities resulting from failures, errors, delays, or defects associated with products, services and systems we supply, including risks associated with work performed through joint venture arrangements;

•	internal system or service failures due to our own failures, third party failures, security threats, cyber attacks, natural disasters, or other disruptions to our information infrastructure;

•	failure to comply with complex network security, data privacy or legal and contractual obligations, or the failure to protect sensitive information;

•	adverse determinations of U.S. or international tax authorities;

•	political instability, inhospitable or changing legal environments, fluctuations in exchange rates and other risks associated with operating internationally;

•	challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances;

•	our inability or failure to protect our proprietary information or intellectual property rights adequately, or our violation of third-party intellectual property rights;

•	our failure to convert our backlog into revenue and the timing of our receipt of revenue under contracts included in backlog;

•	changes in estimates used in recognizing revenue;

•	pending litigation and any resulting expenses, payments, or sanctions, including, but not limited to, penalties, compensatory damages, or suspension or debarment from future government contracting;

•
failure to manage acquisitions or divestitures successfully, including identifying, evaluating and valuing acquisition targets, integrating acquired companies, businesses or assets, losses associated with divestitures and the inability to effect divestitures at attractive prices or on a desired timeline;

•	our ability to implement our growth strategy successfully;

•	limitations as a result of our substantial indebtedness, which could adversely affect our financial health, operational flexibility and strategic plans;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	increases in our pension funding requirements;

•	future losses that exceed our insurance coverage; and

•	impairment of goodwill, trade names, or other assets as a result of customer budget pressures or reduced U.S. government spending.
Forward-looking statements in this Form 10-K speak only as of the date of this Form 10-K, and forward-looking statements in documents attached or incorporated by reference speak only as to the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business
Overview
CSRA is a leading pure-play provider of information technology (“IT”) services to the U.S. government. We seek to deliver tailored, innovative, and efficient offerings to our customers; scale to our strategic partners; and targeted skills development and career opportunities to our employees. As of March 31, 2017, we have approximately 18,500 employees executing more than 1,000 projects.
We work with our customers to understand their complex environments and are committed to supporting their missions. Our skilled personnel, expanding capabilities, and competitive cost structure contribute to our track record of delivering high-quality solutions and services on schedule and within budget. We believe our focus on innovation and a culture of efficiency make us competitive in our marketplace.
Our business operates through two balanced segments that cover the breadth of U.S. federal agencies and selected state and local governments. We combine our technical expertise in applications and IT infrastructure solutions with our deep public sector mission knowledge and experience to differentiate our services. We engage with our customers’ most senior personnel to lead change in their organizations.
We believe we are well positioned to lead our public sector customers into the digital future as they increasingly move to “as a service” delivery. In addition, we believe that the breadth of our contracts, our demonstrated expertise in IT, our strong partnerships with key providers across the U.S. government and our commercial heritage provide us with a competitive advantage. For instance, as part of our overall strategy, we go to market with vendor partners and comprehensive capabilities that are embedded in our service areas and alliance program. In addition, we treat every expense as an investment to support our competitive cost structure while simultaneously adopting next generation IT (“Next Gen”) for our own use and for delivery to our customers. Finally, we continue to take advantage of advances in IT to move work to lower-cost centers. Our Integrated Technology Center (“ITC”) in Bossier City, Louisiana is an important part of our strategy to deliver cost-effective solutions and services by leveraging a lower-cost labor market, economies of scale and strategic relationships with the State of Louisiana and its technology-focused academic institutions.
History and Development
CSRA’s business has been focused on the public sector for more than 50 years, tracing back to the first government contract awarded in 1961 to our former parent, CSC. CSRA Inc., formerly known as Computer Sciences Government Services Inc., was incorporated in Nevada on June 16, 2015, in anticipation of the Spin-Off. On November 27, 2015, CSRA became an independent public company through consummation of the Spin-Off. On November 30, 2015, CSRA completed its combination with SRA and began trading on the New York Stock Exchange under the ticker symbol “CSRA.” CSRA operates as a fully integrated company via its primary operating subsidiaries, CSRA LLC and SRA International, Inc.
Corporate Identity
Our corporate identity is comprised of four elements-mission, values, vision, and strategy. The foundations are mission, which is our statement of why we exist, and values, which are the fundamental beliefs that guide how we engage with our customers and other stakeholders every day. The mission and values drive the vision, or who we want to be to each of our stakeholders, and the strategy, which is our competitive game plan. The mission and values are the more enduring elements, and the vision and the strategy will vary in response to changing market conditions. Looking from another perspective, the mission and vision are the goals we are setting for ourselves; the strategy and the values are our approach to accomplishing those goals. Our mission, values, vision, and strategy are then encapsulated by our brand-‘Think Next. Now.’-that provides one message for the entire company to rally behind and enables us to approach the market with a unified purpose and direction. ‘Think Next. Now.’ represents CSRA’s ongoing commitment to the future-to deliver imaginative ideas and flawless execution that are vital to the safety, security, health, and well-being of the nation. We imagine a better future and deliver it today for our customers, our partners, and, ultimately, all of the people our mission touches. The new brand also conveys CSRA’s energetic approach to attracting and cultivating top talent and building brilliant teams that power ingenious ideas for our customers’ missions.

Mission
Our purpose as a company is to solve our nation’s hardest mission problems by serving as the bridge: from our customers’ missions and enterprise IT to these customers’ adoption of Next Gen; from our U.S. government customers to our technology partners; and across different agencies. At CSRA, we have a deep mission expertise that is based in the long-standing relationships we have created with our customers. We have a passion for IT and understand the challenges that companies face when attempting to implement new technologies within government operating environments. We believe these challenges have kept agencies from taking advantage of new technologies and optimizing operations. Based on our knowledge of the government IT market, the customer intimacy we have built over the years and the passion we have for new technologies, we are able to help agencies realize the value of next generation technologies in achieving their missions.
Values
Our core values of commitment, impact, imagination, agility, and integrity are consistent with our strategy and follow directly from our mission and vision. They will help guide our decision-making and we believe will drive better outcomes for our people and our customers.
We carefully selected and defined our corporate values to aid in our aspiration of being an employer of choice and creating a culture where the “best ideas win” and may come from anyone at any time within the company. Our values are grounded in our beliefs about what it takes to be the premier partner to our customers in supporting their technology transformations. These values will serve as the foundation for our culture:

•	Commitment. We strive to deliver service excellence with a spirit of determination to our customers, partners, employees and their teams, shareholders, and the communities where we live and work;

•	Impact. We invest in and develop our people, and strive to provide opportunities to perform meaningful work that leads to valued progress and significant customer results;

•	Imagination. We draw upon the best ideas from across CSRA and our partners to power the most ingenious thinking and deliver tomorrow’s opportunities today;

•
Integrity. We aspire always to principled leadership and decision-making and forthright communication. We set high standards to operate honestly and ethically. We treat one another with respect and compassion and are accountable for our actions; and

•	Agility. We anticipate change and initiate it when our customers’ missions demand it; we are agile at scale and can mobilize the enterprise to adapt as the landscape evolves.
Our values provide a unifying focus and purpose to our employees. No matter the customer, offering, or work location, we believe our values serve to harmonize our culture and our approach to customer service. In today’s fast-paced, diverse workplace, we believe that our values inform our instincts and represent common standards in an increasingly virtual enterprise. We believe that the uniformity of our values aligns us as partners with our customers and team of teams internally from all layers and levels, and normalizes our interactions with all stakeholders.
Our People
These values are embodied in and motivate our people. Our success as an IT, mission- and operations-oriented services provider is highly dependent on the continued excellent technical capabilities, high standards and ethics and dedication of our personnel. We employ approximately 18,500 people, many of whom are deployed at customer sites throughout the U.S. Our headquarters are located in Falls Church, Virginia, with other major locations in Alabama, Kentucky, Louisiana, Maryland, New Jersey, New York, North Carolina, Virginia and Washington D.C.
We are in the process of building capability for the long term that is closely aligned to our multi-year strategy and Next Gen partnerships. We worked quickly to minimize any disruption arising out of our separation from CSC and the acquisition of SRA. In the past fiscal year, we recruited nearly 5,000 new hires and redeployed over 1,000 internal resources into new opportunities. Although a significant percentage of our employees are new to the company, we take pride in employee retention; 40 percent of our workforce has been with CSRA for more than five years and can share their legacy experience and expertise with newer employees.
Outstanding Talent Community
Our new culture, that we are developing, builds on the strong foundation of our legacy culture, that is rich in mission and IT experience, and is deep in customer knowledge and trust. The majority of our workforce is technical in nature, with over 45 percent of our employees having a bachelor’s degree or higher. Employees’ skills and talents range from entry level technologist to expert level professionals in software design and development, DevOps, network engineering, systems administration, programmer analyst roles, systems engineering roles, training, logistics, consulting, product development, customer support, scientist roles and Next Gen (including agile, cyber, cloud and mobility). We have thousands of employees doing every aspect of software and data engineering, half of whom are engaged on Agile teams.
We invest heavily in our talent acquisition and staffing capabilities to ensure we are able to find and hire highly qualified candidates. We focus on recruiting excellent talent into the organization, with a key emphasis on our university relations and recruiting strategy, and seek to develop the emerging leaders and technologists of our future. Each year, we typically receive more than 100,000 applications and conduct more than 12,000 interviews. We are confident that we are well positioned to support the employees that we need to support our organic growth goals. We recognize that the market is very competitive for talent, especially resources with government clearances, so we will look to leverage several channels to identify and recruit qualified talent into the company. For example, we expect to partner to hire those service members exiting the military through programs focused on wounded veterans and veterans with disabilities. We have over 4,000 self-identified veterans in our workforce today, approximately one-third of whom self-identified as having a disability.
Talent Development
We focus on continued employee development in four key areas: leadership, technical, program management and business development. We promote an environment of continuous learning with strong educational assistance and certification benefits, along with individual development plans aligned with our growth strategy.
We offer online and community-based educational opportunities, and our partners offer training in their respective areas. We have seen an increase in new certifications adding over 100 a month in our technical community, leveraging our iLearn platform that offers rich content in technical certification preparation. We aggressively pursue certifications sponsored by our Next Gen partners to maintain our preferred relationships and ready our workforce to deliver transformative, commercial technologies in the areas of cloud, cyber, agile development, mobile and enterprise systems. We regularly hold training programs for our proposal development teams and solution architects. The rapid expansion of our collective talents engaging in business development activities was vital to our success in significantly increasing proposal submittals in the past fiscal year.
Vision
The mission drives our vision- how we want to be perceived by key stakeholders, including customers, employees, partners, and shareholders. For our current and potential customers, we aspire to build on our reputation for delivery by introducing innovation to the customers and in the process become their Next Gen thought partner. For our employees, we strive to be the employer of choice committed to developing our people and communities. Our promise to strengthen the community has taken shape through employee resource groups such as CSRA Cares and Future Leaders. For our partners, such as Amazon Web Services (“AWS”), Microsoft, Salesforce, Cisco, Oracle, SAP, and ServiceNow, we aim to be the best partner to bring innovation to the government and mission. These partners are all leading technology companies in their respective markets. We believe that the support of our mission experts has enabled them effectively to overcome the operating environment challenges within the public sector. Finally, we aim to reward our shareholders with consistent returns through revenue growth and sustained profitability.
Strategy
To achieve our vision, our strategy is to drive sustainable, industry-leading internal growth across our federal and state/local markets through customer intimacy, rapid innovation and outcome-based experience. This strategy statement encompasses: (1) where we compete; (2) how we compete; and (3) how we will measure success.
First, we will focus the U.S. public sector market. We believe the U.S. government and related state and local markets provide many opportunities for us, and we expect that the market dynamics will improve after years of budget cuts. We believe that we are well-positioned to help the U.S. government achieve many of the new U.S. Presidential administration’s priorities, including defense, border security, and care for our veterans.
Second, we will compete through three primary differentiators; customer intimacy, innovation, and outcome-based delivery. Our customer intimacy derives from talented teams who strive to deliver flawlessly, build trust-based relationships and provide mission and technology thought leadership. We strive to deliver rapid innovation through partnerships, shared delivery models and cross-agency capabilities. We believe our customers are looking to move toward paying for outcomes instead of inputs, and we believe that we are an industry leader in delivering outcome-based experience through developing, bidding on and executing shared delivery methodologies.
And third, we are focused on growing the company. We will measure our success primarily through revenue growth, which we expect will help provide better career opportunities for our employees, more solutions that we can provide to our customers, and returns to our shareholders.

Each of these elements is laid out in more detail below.
Where We Compete: U.S. Public Sector Market
Industry Overview. We are focused on serving various agencies within the U.S. government, and we maintain a limited presence in state and local programs linked to U.S. government work and projects located in international markets that are contracted, financed, or sponsored by the U.S government. We refer to this generally as the U.S. public sector market.
We have more than 50 years of public sector experience and decades-long relationships with many of our top customers. Due to our focus on servicing various agencies within the U.S. government, we believe that our culture and, in turn, our personnel are focused on helping our customers achieve their respective missions. We believe that the industry offers us the potential for growth based on the following factors:

•
Large and fragmented addressable market. We expect the overall amount spent on contracted services will be more than $250 billion during Government Fiscal Year (“GFY”) 2017 (each GFY starts on October 1 and ends on the following September 30). Even excluding large portions of contracted services work for which we do not compete (e.g., base operations), we believe that our business represents about 3 percent of the addressable market, and there are no firms that dominate our market.

•
Increasing demand for Next Gen services. The U.S. government is in the process of transforming its IT infrastructure and software systems. We believe that the capabilities we provide address the priority areas of IT investment for the U.S. government, including cloud, cybersecurity, data analytics, agile-based software development methodologies, and modernization of the U.S. government’s applications with a bias toward Software-as-a-Service (“SaaS”) and mobile devices.

•
Government-wide mandate to improve efficiency and reduce cost. The new U.S. Presidential administration has identified among its priorities a desire to increase spending for defense, homeland security, cybersecurity, veterans, and infrastructure. We expect that there will be a need to improve efficiency and reduce costs to help fund these priorities, and IT can be an enabler of tremendous cost savings.

Competitive Landscape. The U.S. public sector market is highly regulated. The U.S. government contract bidding process and performance under these contracts are governed by the Federal Acquisition Regulation (“FAR”). Contractors with the U.S. government are subject to contract audit oversight, which limits competition by many of our commercial partners. Nevertheless, the industry is highly competitive and we believe favors participants with competitive cost structures. We believe we are well suited to compete, combining demonstrated expertise managing large and complex programs with the agility to pursue smaller orders on a wide range of indefinite delivery, indefinite quantity (“IDIQ”) contracts. We believe this flexibility helps reduce our overall portfolio risk during changing market conditions. We provide a breadth of professional IT services to the U.S. government as well as state and local agencies, and we team with, and compete against, companies across this entire competitive landscape:

•
Pure-play U.S. government service providers are highly specialized firms that have exceptional mission knowledge, customer intimacy or specific intellectual property that can make them major competitors in the markets that they serve. Some of our competitors in this category include Leidos, Booz Allen Hamilton, CACI, SAIC, Engility, ManTech International Corporation, and ICF International, Inc.

•
Large defense contractors are capable of competing across our entire market, and they possess the reputation and ability to compete on large deals with any U.S. government agency and have the financial strength to manage and execute large-scale programs. Some of the large defense contractors we regularly compete with include Lockheed Martin, Northrop Grumman, Raytheon, Boeing and General Dynamics.

•
Diversified consulting, technology and outsourcing service providers are highly regarded and successful with commercial clients, but typically lack the breadth of public sector offerings and presence to compete broadly across the public-sector market. Some of our competitors in this category include subsidiaries of IBM, AT&T, Verizon, DXC Technology, Dell, Accenture and CGI Group.

•
Small businesses generally provide services to the U.S. government through requirements and incentive programs designed to create entrepreneurial opportunities for small business owners. In order to support our customers’ use of these small business set-asides, we are implementing a “preferred” small business partner program to team more effectively and compete in this segment of the market.

•
Commercial IT vendors have recently emerged as players in the U.S. government market. These vendors include AWS, Microsoft Azure, Google, Salesforce, ServiceNow and other cloud providers. Though the U.S. government occasionally contracts directly with these vendors, we frequently partner with these companies and incorporate their offerings into our hybrid cloud business model to meet customer mission demands, specific and unique requirements, and our customers’ desire for early adoption of new technology.

How We Compete: Customer Intimacy
We generated approximately 94% and 91% of our total revenues for the fiscal years ended March 31, 2017 and April 1, 2016, respectively, from sales to the U.S. government either as a prime contractor or subcontractor to other contractors. In fiscal years 2017 and 2016, we generated approximately 45% and 49%, respectively, of our total revenues from the Department of Defense (“DoD”), including all branches of the U.S. military and intelligence community, and approximately 55% and 51%, respectively, of our total revenues from civilian agencies. We expect to continue to derive substantially all of our revenues from work performed under U.S. government contracts.
During fiscal year 2017 we performed work on approximately 850 contracts, with no single contract accounting for more than 10% of our total net sales in fiscal year 2017. In fiscal years 2017 and 2016, our top 12 contracts accounted for approximately 37% of our revenues in each year. For fiscal year 2017, approximately 14% of our revenue was related to classified contracts.
We locate most of our support personnel close to our customers through our two business segments. We seek to grow our business by understanding each customer’s mission and connecting these missions to our broad-based IT capabilities. In order to support our customers, we have developed focused industry teams that provide in-depth knowledge and extensive domain expertise to serve our customers through our two operating segments: Defense and Intelligence; and Civil.
Defense and Intelligence Segment. The DoD is our largest customer in the Defense and Intelligence segment. We provide a broad spectrum of our services and offerings to the DoD. Our industry teams work closely with all branches of the military service and agencies within the DoD to identify requirements for which we can provide our differentiated solutions. Our contracts with the DoD provide for us to support critical warfighter missions by bringing efficiencies, experts, and the latest Next Gen to solve some of our nation’s toughest problems. Our philosophy is to know the customer, know their mission, know their requirements, anticipate their future needs, and to make their priorities our priorities.
Civil Segment. Through our Civil segment, we provide services to numerous federal civil agencies including the Department of Homeland Security (“DHS”) and Department of State, as well as to various U.S. federal, state and local health departments. We supply civil government agencies with mission information systems and associated technical support services to agencies with such missions as counterterrorism, environmental protection, and financial markets regulation.
How We Compete: Innovative Solutions
We introduce innovation to our customers through both group- and corporate-led initiatives. In all cases, we leverage the benefits of scale through our corporate Next Gen service areas, alliance partner program, and shared delivery capability.

•
Service Areas. Within our vertically-oriented model, our technologists engage directly with our customer, which enables us to understand and, in turn, meet our customers’ needs. To provide our customers with a high level of technical services, we established a digital consulting organization that provides subject matter experts with technology consulting capabilities across six service areas; Digital Platforms; Digital Services; Data and Analytics; Intelligent Business Processes; Enterprise Business Services; and Cyber. Our service area leaders provide domain leadership in their respective areas of expertise, organize technical communities that create opportunities for mobility and career progression to our technologists, and oversee the creation and management of our key differentiated market capabilities.

•
Partner Program. Our operations, contracts, and relationships allow us to compete, but our success also relies on the technology and expertise of our technology partners. We have built deep technical and marketing relationships with seven large strategic partners-AWS, Microsoft, Oracle, Cisco, Salesforce, ServiceNow, and SAP-to co-create offerings and to team more effectively to address our shared pipeline. In addition, we have 28 “Key Alliance” partners and 20 “Emerging Technology” partners. Each of these companies brings a service and skillset that helps us leverage leading technology for the needs of our customers and their missions. Our partner program maintains a special focus on developing relationships with innovative, “born on the cloud” companies that offer differentiated capabilities that enable our customers to achieve their mission objectives more effectively and at lower cost. This ecosystem provides Next Gen innovation to improve our clients’ missions and deliver digital capabilities for America’s warfighters and citizens. We believe that we have enhanced our technical and domain expertise with strategic partnerships that deliver innovative end-to-end solutions, while maintaining our independence to optimize customers’ technology choices. Our services are the bridge that connects the government to technology innovators both large and small.

•
Shared Delivery. Increasingly, we deliver technical capabilities to multiple customers through our ITC for managed services ranging from network operations to agile development services. We believe this state-of-the-art facility provides significant competitive pricing and technical advantages. We formed partnerships with higher education institutions to create a market leading, robust workforce development program. We collaborated with these institutions to customize curricula that help prepare local graduates for work at CSRA. We also maintain a pro-Veteran workforce development stance, with hiring programs for transitioning military and government employees from nearby Barksdale Air Force Base. As discussed further below, we believe our managed services provide our customers a lower-risk approach to addressing their needs for technology services.

Research and Development. CSRA builds proprietary software solutions that provide unique and compelling value. For example, NetOwl®, a family of leading text and entity analytics software products, uses sophisticated computational linguistics and natural language processing technologies across multiple languages to make advanced Big Data Analysis a reality for unstructured text. We do not have a stand-alone research and development department. In today’s technology market, the innovations from Next Gen technology providers are so rapid and robust that we are able to add value by knowing the customer, acting as their bridge to the technology, and developing solutions for the customer. We then leverage these solutions for multiple customers to drive efficiency.
How We Compete: Outcome-based Experience
We believe we are the industry leader in performing outcome-based work, whereby we deliver many services in a highly repeatable, unit-priced delivery model. This approach is consistent with our focus on IT—particularly large, enterprise-wide programs performed under fixed price service contracts—and our balanced customer portfolio. In our experience, federal civilian customers are often more likely to employ fixed price contracts than defense customers. The ITC is a central component of our strategy to deliver outcomes-based services. In fiscal year 2017, we derived 45% of our revenue from fixed price contracts, which we believe is a level significantly above many of our peers. With our experience in fixed price service contracts, we have built a base of knowledge to deliver innovation with positive outcomes.
We believe our managed services provide our customers an effective, efficient, and low-risk approach to meeting their IT requirements, and allow them to focus their attention and resources on their missions. Our cost structure, expertise, and flexibility of options enable effective cost management and help our customers maintain IT currency and improve information assurance. Our managed services also enable our agency customers to deploy IT solutions quickly because they can begin consuming services without building an IT infrastructure. Agencies also benefit from our economies of scale and greater transparency and metrics to validate our SLAs and volume.
Under a typical managed services engagement, we provide IT data center services, including physical servers, storage, and networking; virtual data centers (either on-premises or hosted by a Cloud Service Provider); or other tools that comprise the platform. In addition, we can deliver highly customized managed services, such as data and analytics services, above the Infrastructure as a Service (“IaaS”) layer. We also provide end-user services, including virtual desktop infrastructure (“VDI”); end-user support services; telephony; unified communications (“UC”); and Microsoft Office 365.
How We Measure Success: Revenue Growth
To increase our revenue growth, we have prioritized our investments in business development, including bid and proposal spending. At the time of the Spin-Off, we set aggressive goals to expand our volume of new business submittals while simultaneously enhancing submittal quality.
In fiscal year 2017, we submitted approximately $14.0 billion in new contract bids and achieved a new business contract win rate of approximately 35 percent. Our total contract awards in fiscal year 2017 were $6.9 billion, or approximately 1.4 times our revenue. We plan to continue to bid a robust volume of proposals to generate strong revenue growth internally.
Our backlog as of March 31, 2017 totaled $15.2 billion as compared to $15.1 billion at the end of fiscal year 2016. Of the total $15.2 billion in backlog, approximately $3.5 billion is expected to be realized as revenue during fiscal year 2018, and $2.4 billion is currently funded. Backlog represents the total estimated contract value of predominantly long-term contracts, based on customer commitments that we believe to be firm, less the amount of revenue already recognized on those contracts. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Our backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

Ethics and Compliance
Our ethics and compliance program (“compliance program”) is designed to meet general governance and specific industry and regulatory requirements while maintaining a strategic focus on values, culture, and integrity. We believe that strong risk management processes and effective internal controls-including policies, procedures, training, and audit and monitoring programs-are key components of a well-run, ethical, and compliant organization. Furthermore, we believe our culture and values contribute to the health of our organization, and, accordingly, our executives and the compliance program’s leadership are heavily invested in these areas as well.
Our Code of Business Conduct (“Code”) makes clear that we expect our employees to comply with company policies and the law. Our Code also makes clear that all employees are obligated to report known or suspected misconduct on the part of any other employee. In addition, we forbid retaliatory behavior toward those who make such reports in good faith. We train employees annually on the principles of our compliance program and the contents of our Code, which applies equally to all directors, officers, executives, and employees of CSRA worldwide.
Intellectual Property
Our technical services and products are not generally dependent upon patent protection, although we do anticipate selectively seeking patent protection. We protect our proprietary intellectual property portfolio, comprising products, technical services, consulting, methodologies, and know-how, using non-disclosure agreements and contractual arrangements, as well as one or more of the following: trade secret, patent, copyright or trademark protections. Some of our proprietary intellectual property contains licensed third-party and open source components. We integrate deep domain knowledge of our clients’ missions with industry leading innovative products and technologies, including open source technologies, to create value for our clients.
For our work under U.S. government-funded contracts and subcontracts, the U.S. government obtains certain rights to data, software and related information that we develop under such contracts or subcontracts. These rights may allow the U.S. government to disclose such data, software and related information to third parties, which may in some instances include competitors. In the case of our work as a subcontractor, our prime contractors may also have certain rights to data, information and products that we develop under the subcontract.
Pursuant to an Intellectual Property Matters Agreement (“IPMA”) with CSC, as amended, we have agreed that we will use intellectual property rights held by us to certain know-how and products as well as intellectual property rights to certain know-how, services, and products held by CSC and licensed to us, in each case, only in connection with certain U.S. federal, state, and local government customers for a period of time. Under certain circumstances, this limitation will be narrowed to apply only to certain commercial customers.
Regulatory Matters
As a U.S. government contractor, our business is heavily regulated and, as a result, our need for compliance awareness and business and employee support is significant. Specifically, our industry is governed by various laws and regulations, including but not limited to laws and regulations relating to: the formation, administration, and performance of contracts; the security and control of information and information systems; international trade compliance; human trafficking; the mandatory disclosure of “credible evidence” of a violation of certain criminal laws; and the civil False Claims Act, which is intended to prevent fraud against the U.S. government. In addition, U.S. government contractors are generally subject to other requirements, including:

•	the FAR and related regulations, which regulate the formation, administration, and performance of U.S. government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;

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

•
post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the U.S. government and deploy former employees of the U.S. government;

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

•
laws, regulations, and executive orders governing organizational conflicts of interest that may prevent us from bidding for or restrict our ability to compete for certain U.S. government contracts because of the work that we currently perform for the U.S. government;

•	laws, regulations, and executive orders that mandate compliance with requirements to protect the government from risks related to our supply chain;

•	laws, regulations, and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract;

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

We are also subject to oversight by the U.S. Office of Federal Contract Compliance Programs for federal contract and affirmative action compliance, including in the following areas:

•	affirmative action plans;

•	applicant tracking;

•	compliance training;

•	customized affirmative action databases and forms;

•	glass ceiling and compensation audits;

•	desk and on-site audits;

•	conciliation agreements;

•	disability accessibility for applicants and employees;

•	diversity initiatives;

•	Equal Employment Opportunity (“EEO”) compliance;

•	employment eligibility verification (known as “E-Verify”);

•	internal affirmative action audits;

•	Internet recruiting and hiring processes;

•	Office of Federal Contract Compliance Programs (“OFCCP”) administrative enforcement actions;

•	record-keeping requirements; and

•	Sarbanes-Oxley compliance.
The U.S. government routinely revises its procurement practices and adopts new contract rules and regulations. In order to anticipate compliance with changes to laws and regulations, we participate in industry-wide associations that represent industry perspectives on proposed regulations to the government, monitor proposed regulatory changes to adapt our policies and processes to changes once effective, maintain compliance staff in our corporate departments, and conduct awareness and training for affected employees, such as our contracts staff and DCAA compliance team.
The U.S. government has a broad range of tools available to enforce its procurement law and policies. These include debarring or suspending a particular contractor, certain of its operations, and/ or individual employees from future government business. In addition to any statutory recourse available to the government, individuals may bring qui tam suits, on behalf of the federal government, against us for any alleged fraud related to payments under a U.S. government contract or program.

Seasonality
The U.S. government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we generally experience increased bid and proposal costs in the months leading up to the U.S. government’s fiscal year end as we pursue new contract opportunities being awarded shortly after the U.S. government fiscal year end. Finally, we tend to generate less revenue and profit from our labor services during the third quarter as a result higher leave-taking during the holiday season.
Executive Officers of the Registrant

Our executive officers as of May 24, 2017 are listed below. All such persons have been appointed to serve until their successors are appointed and qualified or until their earlier resignation or removal.

Name	Age	Year First Elected as an Officer	Position Held With the Registrant as of the filing date
Lawrence B. Prior III	61	2015	President and Chief Executive Officer
David Keffer	39	2015	Executive Vice President, Chief Financial Officer
William J. Haynes II	59	2016	Executive Vice President, General Counsel and Secretary
John Reing	45	2015	Executive Vice President, Chief Human Resources Officer
Ken Deutsch	61	2015	Executive Vice President, Defense Group
Paul Nedzbala	53	2015	Executive Vice President, Health and Civil Group
Leigh Palmer	47	2015	Executive Vice President, Intelligence Group
Sally Sullivan	58	2015	Executive Vice President, Homeland Security Group
George Batsakis	53	2015	Executive Vice President, Chief Growth Officer
John Dancy	52	2015	Vice President, Chief Information Officer
Christian Marrone	41	2016	Vice President, External Affairs and Chief of Staff
William Luebke	50	2015	Vice President, Controller, and Principal Accounting Officer

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

William J. Haynes II joined CSRA as Executive Vice President, General Counsel and Secretary on January 6, 2016. Prior to joining CSRA, he served as the Executive Vice President and General Counsel of SIGA Technologies (2012-2016), Chief Corporate Counsel at Chevron Corporation and General Counsel of the Department of Defense.

John Reing joined CSRA as Executive Vice President, Chief Human Resources Officer on November 30, 2015. Prior to joining CSRA, he was Senior Vice President of Human Resources at SRA International (2012-2015). Previous positions included Vice President of HR and Administration, Support Solutions Sector and other leadership positions for BAE Systems, Director of the Washington, D.C. Area Human Resources Consulting Practice for PricewaterhouseCoopers, and a team leader at the Hay Group Compensation Consulting Practice.

Ken Deutsch became CSRA’s Executive Vice President, Defense Group on April 2, 2016. Mr. Deutsch joined CSRA in November 2015 as Executive Vice President and General Manager, Defense Mission Services. Prior to joining CSRA, Mr. Deutsch served as Vice President and General Manager of CSC’s North American Public Sector Defense and Intelligence Group (2013-2015). Mr. Deutsch joined CSC in October 2009 as Vice President Information Dominance Programs and CSC’s DoD Cyber Account Executive.

Paul Nedzbala became CSRA’s Executive Vice President, Health and Civil Group on April 2, 2016. Mr. Nedzbala joined CSRA as Executive Vice President, Health in November 2015. Prior to joining CSRA, Mr. Nedzbala served as the executive vice president of SRA's Health and Civil Group (2013-2015), before which he held multiple leadership roles in both SRA’s former Health and Civil Government Groups.

Leigh Palmer joined CSRA in November 2015 as Executive Vice President and General Manager, Intelligence Group. Prior to joining CSRA, she held several roles in BAE Systems’ intelligence business including Vice President, National Information Technology Mission Solutions within the Intelligence and Security sector (2011-2015); Vice President, Advanced Programs within the Information Technology and Cybersecurity Solutions business unit; Director in a Cybersecurity business unit; and several management positions overseeing BAE’s technology deployment programs for intelligence community customers. Prior to joining BAE Systems, Ms. Palmer was a Department Manager at Northrop Grumman Corporation.

Sally Sullivan became CSRA’s Executive Vice President, Homeland Security Group in April 2016. Ms. Sullivan joined CSRA as Executive Vice President, Business Development in November 2015. Prior to joining CSRA, Ms. Sullivan served as CSC’s Vice President of NPS Business Development and Strategy (2013-2015). Ms. Sullivan joined CSC from ManTech International Corporation, where she served as Executive Vice President of Corporate Affairs and Market Expansion (2009-2013). Ms. Sullivan also previously held senior leadership positions at Bechtel National, Northrop Grumman, and EDS.

George Batsakis became CSRA’s Chief Growth Officer in April 2016, having joined CSRA as Executive Vice President and General Manager, Defense Group in November 2015. Prior to joining CSRA, Mr. Batsakis served as Executive Vice President for SRA's National Security Group (2007-2015).

John Dancy joined CSRA as Chief Information Officer in November 2015, and became Vice President, Chief Information Officer in April 2016. Prior to joining CSRA, he served as director of Strategic Initiatives in CSC’s North American Public Sector Infrastructure Services Group (2013-2015). Mr. Dancy joined CSC from SRA International, where he served as vice president of Europe and Africa Operations (2010-2013). Before joining SRA International, Mr. Dancy progressed through several leadership roles at Northrop Grumman. Mr. Dancy has also held positions at Charlotte Pipe and Foundry and Royal Insurance.

Christian Marrone joined CSRA as Vice President, External Affairs and Chief of Staff in January 2016. Prior to joining CSRA, Mr. Marrone served as Chief of Staff of the U.S. Department of Homeland Security (2014-2016). He previously served as an executive for the 3M Company, where he helped develop the company’s Defense Markets Division, and as Vice President for National Security and Acquisition Policy at the Aerospace Industries Association. Previously, Mr. Marrone held a number of senior positions within the Department of Defense (DoD), including Special Assistant to the Secretary Defense, and Acting Assistant Secretary of Defense for Legislative Affairs.
William Luebke joined CSRA as Vice President, Controller, and Principal Accounting Officer in November 2015. Prior to joining CSRA, Mr. Luebke served as CSC’s Director of Internal Audit (2012-2015). Prior to CSC, Mr. Luebke served as an Associate Director at the Public Company Accounting Oversight Board and a Partner at KPMG LLP.

Company Information

Our corporate website is http://www.csra.com. Information contained on our website is not part of this Form 10-K. Through the "Investor Relations" portion of our website, we make available, free of charge, our proxy statements, annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other relevant filings with the SEC and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at http://www.sec.gov.
Item 1A. Risk Factors
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this annual report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only ones that we face. The occurrence of any of the following risks or additional risks and uncertainties of which we are not presently aware or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, liquidity, or results of operations. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Relating to Government Contracting
Contracts with the U.S. government and its prime contractors account for substantially all of our revenue and earnings. If our relationships with the U.S. government are harmed, our future revenue and operating results would decline.
We generated approximately 94% and 91% of our total revenues for the fiscal years ended March 31, 2017 and April 1, 2016, respectively, from sales to the U.S. government either as a prime contractor or subcontractor to other contractors. For the same periods, we generated approximately 45% and 51%, respectively, of our total revenues from such contracts with the DoD (including all branches of the U.S. military) and Intelligence community and approximately 55% and 40%, respectively, of our total revenues from such contracts with civilian agencies. We expect to continue to derive substantially all of our revenues from work performed under U.S. government contracts.
Accordingly, events that compromise our relationship with the U.S. government could cause our revenue to decline. Among the key factors in maintaining our relationship with the U.S. government are our performance on contracts and task orders, the strength of our professional reputation and compliance with applicable laws and regulations.
U.S. government spending and mission priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.
Because we derive a substantial portion of our revenue from contracts with the U.S. government, we expect that the success and development of our business will continue to depend on our successful participation in U.S. government contract programs. Changes in U.S. government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support, or a change in U.S. government contracting policies could cause U.S. government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise contract options. Consequently, we closely monitor federal budget activities and legislative and contracting trends and activities, and we continue to take these factors into consideration when examining our business strategies.
We have experienced reduced funding for some of the programs we support in recent years, and may see further reductions in the future. The U.S. government 2015 Bipartisan Budget Agreement set funding levels for GFY 2017. However, there is the potential for a government shut down by Congress after the expiration of the current continuing resolution at the end of the GFY 2017 on September 30, 2017. In addition, the U.S. government continues to face significant fiscal and economic challenges such as financial deficits and the debt ceiling limit, which could result in reduced funding for the programs that we service. In addition, the short-term funding stability afforded by the GFY 2015 Bipartisan Budget Agreement may not extend beyond GFY 2017. As a result, funding for the programs that we support in GFY 2018 and beyond remain uncertain, and any significant reduction in the budget for such programs could have a material adverse effect on our results and financial condition.
Our competitors often protest major contracts that we win with the U.S. government, which may delay our initiation of work and receipt of revenues under these contracts or result in the loss of some contracts and task orders altogether.
The U.S. government increasingly subjects its contracts to a competitive bidding process. This process has resulted in greater competition, increased pricing pressure and a rise in the number of protests from unsuccessful bidders. It can take many months to resolve a protest of a contract awarded to us, which may result in a delay in the startup of the work and, accordingly, our ability to receive and recognize revenue from the contract. Bid protests may also result in our loss of some contracts or task orders altogether. These delays and lost contracts may have a material adverse effect on our liquidity and results of operations.
The U.S. government may elect not to extend their contracts with us for option years, may terminate these contracts at any time for convenience, and may terminate these contracts due to our default. Our failure to replace these contracts could have a material adverse effect on our results of operation and financial condition.
Our U.S. government contracts typically span one or more base years and one or more years for which the agency has an option whether to extend the contract. The option periods typically cover more than half of a contract’s potential duration. These contracts typically also permit the agency to terminate all or a portion of a contract or task order for its convenience. When the government terminates a contract for convenience, we lose all of the expected revenue associated with the terminated work and we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. In the last five years, our government customers have terminated a contract or task order for convenience eight times, resulting in an average loss of less than 1% per year of our total revenue during that period.
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
Our markets are highly competitive, and our financial performance depends on our ability to compete, win new business and win recompetes of our current contracts. If we do not win recompetes, and those lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.
The markets in which we operate include a large number of participants and are highly competitive. During fiscal year 2017 we were involved on approximately 850 contracts, with no single contract accounting for more than 10% of our total net sales in fiscal year 2017. However, our business is concentrated with several contracts that comprise a significant percentage of our revenues. For fiscal years 2017 and 2016, our top 12 contracts accounted for approximately 37% of our revenues in each year. Certain of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In addition, pursuant to amendments to the separation agreements that we recently signed with CSC, DXC Technology (CSC’s parent company) is now able to compete with us in certain areas of the U.S. federal, state and local government fields. In order to stay competitive in our industry, we must also keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, we may lose competitive bids, including recompetes, causing our market share, and thus our revenue, to decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend toward consolidation, which may result in the emergence of companies that are better able to compete against us. In addition, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us, which could have a material adverse effect on our revenue and profitability. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.
U.S. government contracts contain provisions that are unfavorable to us.
U.S. government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:
•cancel multi-year contracts and any related orders if the underlying funds for any subsequent year become unavailable;
•claim rights in systems and software that we develop;
•suspend or debar us from doing business with the U.S. government;
•impose fines and penalties on us, and subject us to criminal prosecution;
•control or prohibit the export of our data and technology; and
•impose special handling and control requirements for controlled unclassified information.
In addition, some of our U.S. government contracts contain Organizational Conflict of Interest (“OCI”) clauses that limit our ability to compete for or perform contracts if we engage in activities that may: make us unable to render impartial assistance or advice to the U.S. government; impair our objectivity in performing contract work; or provide us with an unfair competitive advantage. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to develop and install that system or supporting a prime contractor in doing so. We have divested lines of business in the past to avoid or mitigate OCIs and may do so again in the future. We continue to evaluate the OCI provisions in our contracts to determine the potential effects of these clauses on future business opportunities. An OCI clause that precludes our participation in or performance of a program or contract, combined with our inability to mitigate or avoid OCI related issues, could result in a lost business opportunity, which could, in turn, cause our operating results and financial condition to be adversely effected.
Our earnings and profitability may be adversely affected based on the mix of our contracts and by our failure to accurately estimate or manage costs, time and resources for our contracts.
We generate revenues with our U.S. government customers under one of the following types of contracts: time-and-materials contracts, cost reimbursement contracts, and fixed-price (including fixed price-level-of-effort and firm fixed-price) contracts. Each of these types of contracts, to varying degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.
Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain allowable expenses. We assume financial risk on time-and-materials contracts because our costs of performance may exceed these negotiated hourly rates.
Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the U.S. government, including rule changes, on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation. In addition, there is an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation.
Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally involve greater financial risk because we bear the impact of any cost overruns. The U.S. government has generally indicated that it intends to increase its use of fixed-price contract procurements. Because we assume the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.

In each case, our profits could be adversely affected if our cost estimates are not accurate or are not managed properly, including any increased or unexpected costs or unanticipated delays.
We are required to comply with numerous laws and regulations, some of which are complex, and our failure to comply could result in fines or civil or criminal penalties, or suspension or debarment, which could materially and adversely affect our results of operations.
As a U.S. government contractor, we must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, and/or suspension or debarment from contracting with U.S. government agencies. Some significant statutes and regulations that affect us include:
•the FAR and agency supplements, which regulate the formation, administration and performance of U.S. government contracts;
•the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;
•the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials;
•the False Claims Act, which provides for substantial penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and
•the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under U.S. government contracts.
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
In addition, the U.S. government adopts new laws, rules, and regulations from time to time that could have a material impact on our results of operations. For a discussion of these and other laws and regulations that affect us, see “Item 1. Business—Regulatory Matters.”
Our failure to comply with these laws and regulations may lead to civil or criminal penalties, termination of our U.S. government contracts, and/or suspension or debarment from contracting with the U.S. government. If the U.S. government were to initiate suspension or debarment proceedings against us or if we were indicted for or convicted of illegal activities relating to our U.S. government contracts following an audit, review, or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts.
More generally, increases in scrutiny and investigations from government organizations, legislative bodies or agencies into business practices and major programs supported by contractors may lead to increased legal costs and may harm our reputation, profitability, growth prospects and impair our ability to recruit and retain employees.
The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest, deterrence of fraud, and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed-price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.
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
Our business is subject to reviews, audits and cost adjustments by our government customers which, if resolved unfavorably, could adversely affect our profitability, cash position or growth prospects.
U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency (“DCMA”) and others, routinely audit or review our performance on government contracts, indirect rates and pricing practices, compliance with applicable contracting and procurement laws, regulations and standards, and the adequacy of our compliance with government standards with respect to our business systems. Our state and local government contracts are subject to audits and reviews by state and local government agencies, including state comptrollers and inspector generals, and, where federal funds are used by a state to fund all or part of a contract we perform, the state and CSRA may be subject to audit by a U.S. government agency or the Government Accountability Office.
The scope and rigor of U.S. government agency audits have increased in recent years, resulting in a greater likelihood that an audit or review may result in an adverse outcome. We have been subject to unfavorable findings and recommendations from DCAA from time to time, many of which we have disputed and with respect to some of which we have negotiated settlements with the DCAA. We expect that the DCAA will continue to rigorously audit us and there will be disputed findings.
Adverse findings from these audits and reviews can result in decreased billing rates to our U.S. government customers, adjustments to contract costs, mandatory customer refunds, a loss of our ability to bid on new contracts, and adverse effects on our competitive position in the bidding process. In addition, when we act as a prime contractor, we may incur additional costs or our ability to invoice and receive timely payment on contracts may be affected if a subcontractor’s failure to comply with these regulations affects our performance under a prime contract.
DCAA’s indirect cost audits and its audits of incurred cost submissions remain uncompleted for several fiscal years, and, as a consequence we have not been able to negotiate final indirect rates for affected contracts for periods since fiscal 2003 for contracts with major civil agencies, since fiscal 2007 for contracts with major defense agencies, and since 2008 for contracts with Intelligence agencies. We have recorded contract revenues for years for which we do not have final indirect rates based upon our estimate of costs that we believe will be approved upon final audit or review. If the audits result in significant adjustments to the revenues that we have recorded based on our estimates, it would have an adverse effect on our financial position, results of operations or cash flows.
If our customers request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.
We may perform work for the U.S. government and state governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-

scope work directed or caused by the government customer in support of its critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming, and successful collection is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse effect on our profitability.
Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers, adversely affect our ability to win new contracts and customers and could have a significant adverse impact on our business and reputation.
Misconduct may include fraud or other improper activities, such as falsifying time or other records and violations of laws and regulations, including anti-corruption laws. Other examples could include the failure to comply with our Code of Business Conduct, policies and procedures or with federal, state or local government procurement regulations, rules regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, international trade controls (particularly the International Traffic in Arms Regulations), lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls intended to prevent and detect these activities, these precautions cannot prevent all types of misconduct all of the time. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business and our future results.
Risks Relating to Our Operations
Internal system or service failures, including as a result of cyber or other security threats, could disrupt our business and impair our ability to provide our services to our customers effectively, which could damage our reputation and have a material adverse effect on our business and results of operations.
We create, deploy, and maintain IT and engineering systems and provide services that are often critical to our customers’ missions, some of which involve sensitive information and may be conducted in war zones or other hazardous environments. These systems and services may fail due to our own failures, the failures of third-party service providers, natural disasters, power shortages, terrorist attacks, and exposure to cyber and other security threats such as computer malware, attacks by computer hackers and physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face. Moreover, because we hold classified, controlled unclassified, and other sensitive information, we face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, foreign governments, and cyber terrorists.
Although threat incidents that we have identified to date have not resulted in a material adverse effect on us or our business operations, one or more successful attacks on our network or other systems or service failures could lead to the loss of customer or proprietary data, service interruptions or delays in our customers’ businesses, which would damage our reputation. In addition, the failure or disruption of our systems, communications or utilities could cause us to interrupt or suspend our operations. In addition, if our employees inadvertently fail to adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our customers’ or employees’ sensitive information may be released.
If we were to experience a successful cyberattack, then we could suffer financial and/or reputational harm to our business, including claims for damages and loss of the ability to perform classified work. In addition to any costs resulting from contract performance or required corrective action, these failures may generate increased costs or loss of revenue if our customers choose to postpone or cancel previously scheduled work or decide not to renew any of our existing contracts.
Certain of these costs may not be fully insured or indemnified by other means. Additionally, some cyber technologies and techniques that we utilize or develop may raise potential liabilities related to legal compliance, intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified. Further, we may not be able to obtain and maintain insurance coverage on reasonable terms or in sufficient amounts to cover one or more large claims and may not cover certain incidents.

We are subject to risks associated with operating internationally.
We conduct foreign business operations in support of our U.S. government and other governmental customers. These operations are subject to a variety of risks associated with conducting business internationally, including:
•Changes in or interpretations of laws or policies that may adversely affect the performance of our services;
•Political instability in certain foreign countries;
•Fluctuations in the exchange rate between foreign currencies and the U.S. Dollar;
•Imposition of inconsistent or contradictory laws or regulations;
•Reliance on the U.S. or other governments to authorize us to export products, technology and services;
•Conducting business in places where laws, business practices, and customs are unfamiliar or unknown; and
•Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures.
In addition, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. If we were to fail to comply with the FCPA, other anti-corruption laws, applicable import-export control regulations, or other applicable rules and regulations, we could be subject to substantial civil and criminal penalties, including fines for our company and incarceration for responsible employees and managers, suspension or debarment, and the possible loss of export or import privileges, each of which could have a material adverse effect on our business and results of operations.
Our failure to attract and retain qualified employees, including our senior management team and skilled IT personnel, could adversely affect our business.
We believe that the future success of our business and our ability to operate profitably depend on the continued contributions of the members of our senior management and the continued development of new members of senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with our clients are important to our business and our ability to identify new business opportunities.
Our success also depends on our ability to recruit and retain the technically-skilled personnel we need to serve our customers effectively. Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the IT services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions, particularly those with government security clearances, and they are likely to remain a limited resource for the foreseeable future. Moreover, recruiting and training these personnel require substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contractual obligations, reduce our ability to satisfy our customers’ needs efficiently, limit our ability to win new business and cause our actual results to differ materially and adversely from those anticipated.
We may be subject to liability and could be required to change our business practices if we are found to have infringed intellectual property rights of others, including such infringement in the course of providing services to our customers. In addition, our business may suffer if we are unable to enforce the intellectual property rights on which our business depends.
The solutions we provide to our customers may inadvertently infringe on the intellectual property rights of third parties, which could result in claims for damages and equitable relief against us or our customers. Under the FAR, our U.S. government customers can require, and our other customer agreements may require, us to indemnify these customers for infringement. The expense and time of defending against these claims, whether or not meritorious, may have a material and adverse impact on our profitability and divert management’s attention from our business. A determination that we have infringed the intellectual property of others could require us to enter into royalty or licensing agreements on terms that are unfavorable to us, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. Such an injunction could require us to change our business practices and limit our ability to compete effectively. Furthermore, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new business.

In addition, we maintain a combination of patents, trade secrets, trademarks, trade names, copyrights and proprietary rights, as well as contractual arrangements, including licenses, to protect our intellectual property. Our intellectual property rights are important to our continued success and our competitive position. See “Part II—Item 8—Note 2—Corporate Allocations and Transition Agreements.” There can be no assurance that the steps we take to protect and maintain our intellectual property will be adequate, or that third parties will not infringe, misappropriate or violate our intellectual property. If our efforts to protect intellectual property are not adequate, the value of our goods and services may be harmed, which could have an adverse effect on our business. Any impairment of our intellectual property, including due to changes in U.S. and worldwide intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our business, financial condition and results of operations.
We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.
As of March 31, 2017, the total backlog of CSRA was $15.2 billion, which included $2.4 billion in funded backlog. We will likely not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt, and the timing and amount, of revenue under contracts included in our backlog, are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under our contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because:
•a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration;
•in the case of funded backlog, the period of performance for the contract has expired;
•in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options; or
•we may be unable to fulfill our obligations due to a lack of qualified personnel.
Adverse judgments or settlements in legal disputes could result in materially adverse monetary damages or injunctive relief and damage our reputation.
As noted in “Part I—Item 3—Legal Proceedings” and “Part II—Item 8, Note 21—Commitments and Contingencies” to the Consolidated and Combined Financial Statements of CSRA, we are currently party to a number of disputes. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other claims described under “Part II—Item 8, Note 21—Commitments and Contingencies” are subject to future developments and management’s view of these matters may change in the future.
The integration of business acquisitions, partnerships, or divestitures may present significant challenges.
As part of our strategy, we may pursue business acquisitions and partnerships. These transactions involve inherent risks and uncertainties, including:
• difficulty integrating the businesses, operations, employees, and business cultures;
• creation of OCIs that limit our ability to compete for or perform under certain contracts;
• the challenge of achieving strategic objectives, cost savings and other anticipated benefits;
• the potential loss of key employees and sales personnel of the respective businesses;
• integrating financial reporting and internal control systems;
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
In addition, we have yet to complete the final systems and process integration relating to our merger with SRA. We cannot assure you that CSRA will successfully and cost-effectively integrate any acquisitions. In addition, members of our senior management may be required to devote considerable time and attention to any acquisitions which could hurt our business.
Similarly, we could make divestitures which could involve inherent risks or uncertainties, including loss of past performance qualifications for future bid opportunities.
Our ability to pursue strategic acquisitions and partnerships may impact our ability to compete in the markets we serve.
We intend to explore potential strategic acquisitions that could allow us to expand our operations. However, we may be unable to identify attractive candidates or complete acquisitions on terms favorable to us. In addition, if we are unable to integrate successfully the operations we acquire and to leverage these operations to generate revenue and earnings growth, our revenue and earnings could be adversely affected.
We have also entered into, and plan to seek additional opportunities to enter into, strategic partnerships with other industry participants as part of an effort to expand our business. However, we may be unable to identify attractive strategic partnership candidates or complete such partnerships on terms favorable to us. In addition, if we are unable to implement successfully our partnership strategies, our strategic partners do not fulfill their obligations, or these partnerships otherwise do not prove advantageous to our business, our investments in such partnerships and our anticipated business expansion could be adversely affected.
We rely on CSC and other third parties for information that we use for our external financial reporting.
Following the Spin-Off, we continue to rely on information we receive from CSC to make certain calculations that are important to our external financial reporting. For instance, we rely on CSC to supply us with the number of CSRA options held by CSC employees who had options to purchase both CSC shares and CSRA shares, which we use, among other things, in calculating our diluted earnings per share. We also rely on CSC for other information, including certain historical tax assets and liabilities. We have limited control over the quality, accuracy and timeliness of the information we receive from CSC. The failure by CSC to provide us with completely accurate information or to provide such information on a timely basis could have an adverse effect on our financial information.
We also rely on the information received from unrelated third party service organizations that make certain calculations that are important to our external financial reporting. For example, we rely on unrelated third party service organizations to supply us with calculations and reports that support our accounting and reporting of share based payment plans, as well as our pension and other postretirement plans. We obtain various reports from these organizations that communicate information on their controls and systems that are used to generate this information. Those reports also include an opinion from a service auditor opining on the fairness of the service organization’s depiction of its control system at specified date, as well as the efficacy of the service organization’s controls and objectives throughout a specified period. While reliance on these reports is an important part of management’s internal control over financial reporting, we may not always have adequate, accurate, or timely information related to internal control failures occurring at these organizations, and we may be unable to meet our reporting obligations as a publicly traded company.
We are required to assess our internal control over financial reporting on an annual basis, and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies, and have a material adverse effect on our business.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we review, document and test our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in implementing any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the New York Stock Exchange, regulatory investigations, civil or criminal sanctions and litigation, any of which would materially adversely affect our business.
Our defined benefit pension plans are underfunded and our pension funding requirements could increase significantly. Pension costs are dependent on several economic assumptions that, if changed, may cause our future earnings and cash flow to fluctuate significantly.
In connection with the Spin-Off, we assumed most obligations under substantially all of CSC’s material U.S. domestic defined benefit pension plans, including various supplemental executive retirement plans and substantial assets and liabilities in respect of pension obligations to current and former CSC employees who are not our current or former employees. These defined benefit pension plans are currently underfunded based on U.S. Generally Accepted Accounting Principles (“GAAP”), and our pension funding requirements could increase significantly in the event of a reduction in the plans’ funded status. The funded status of these plans could change as a result of a variety of factors, including weak performance of financial markets leading to inadequate investment returns, declining interest rates, changes in laws or regulations, or changes in assumptions (including discount rate).
As a result, our future funding requirements for our U.S. defined benefit pension plans depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. The impact of these plans on our GAAP earnings may fluctuate significantly from year to year. The amount of expense that we record for our pension and other postretirement benefit plans may change significantly from year to year because the calculations of these expenses are sensitive to changes in the key economic assumptions discussed above.
Significant increases in our required plan funding as a result of changes in the factors described above, including legislative or regulatory actions, could have a material adverse effect on our financial results, cash flow and stockholders’ equity.
We and our suppliers may need to raise additional capital, and we cannot be sure that such financing will be available. Moreover, a downgrade of our credit ratings may harm our ability to raise additional capital, increase our borrowing costs, and harm our competitiveness.
We fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and new sources of capital, including additional financing. Our ability to obtain future financing will depend, among other things, on our credit ratings and the condition of the capital markets or other credit markets at the time we seek financing.
Credit rating agencies determine our credit ratings based on our financial condition and results of operations and other factors that are beyond our control. These agencies’ determine our credit ratings based on their independent review, assessment and information sources. There can be no assurance that our credit ratings will not be downgraded, withdrawn or suspended. A downgrade of any our credit ratings could result in higher borrowing costs, limited access to capital markets, and a decline in the market price for our common stock. They may also result in increased costs associated with procuring surety bonds in connection with certain of our contracts.
Volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of existing laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. There can be no assurance that we will have sufficient access to the capital markets on terms that we will we find acceptable.

Similarly, our suppliers or partners require access to short-term financing and other forms of capital in order to meet their payment and delivery obligations to us. If a disruption in the credit markets were to occur, it could also pose a risk to our business if certain government suppliers are unable to obtain financing to meet their obligations to us.
We have substantial indebtedness, and we have the ability to incur significant additional indebtedness, which could adversely affect our business, financial condition and results of operations.
We have substantial indebtedness and we may increase our indebtedness in the future. As of March 31, 2017, our term loan and revolving line of credit debt was approximately $2.7 billion and a net pension liability of approximately $0.5 billion.
Our level of indebtedness could have important consequences. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements and to carry out other aspects of our business;
•increase our cost of borrowing;
•require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements and to carry out other aspects of our business;
•limit our ability to make material acquisitions or take advantage of business opportunities that may arise, pay cash dividends or repurchase our common stock;
•expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest and the risk is not hedged through one or more swap transactions;
•limit our flexibility in planning for, and reacting to, changes in our business and industry; and
•place us at a potential disadvantage compared to our competitors that have less debt.
Our ability to make scheduled payments on and to refinance our indebtedness will depend on and be subject to our future financial and operating performance, which in turn is affected by general economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or to borrow funds in an amount sufficient to enable us to make payments on our debt, to refinance our existing debt or to fund our other needs. If we were unable to generate sufficient cash to make payments on or refinance our debt or obtain new financing, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The terms of our existing debt agreements and market or business conditions may limit our ability to take some or all of these actions. In addition, if we incur additional debt, the related risks described above could be exacerbated.
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
Events beyond our control could affect our ability to comply with these covenants. Our failure to comply with obligations under the agreements governing our indebtedness may result in an event of default under those agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results and business and could cause us to become insolvent or enter bankruptcy proceedings.

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
Risks Relating to Recent Transactions
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
In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to CSC, but not to stockholders, for U.S. federal income tax purposes, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the period beginning two years before the date of the Distribution through two years after the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to CSC due to such a 50% or greater change in ownership of our stock, CSC would recognize a gain in an amount up to the fair market value of our common stock held by it immediately before the Distribution, and we generally would be required to indemnify CSC for the tax on such gain and related expenses. Any such indemnification obligation could materially adversely affect our financial condition. See “Part II—Item 8, Note 2—Corporate Allocations and Transition Agreements” and Exhibit 10.1 to this Form 10-K.
We agreed to numerous restrictions to preserve the tax-free treatment of the Distribution, which may reduce our strategic and operating flexibility.
We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses, equity issuances or repurchases or other transactions that may maximize the value of our business and might discourage or delay a strategic transaction that our stockholders may consider favorable. See “Part II—Item 8, Note 2—Corporate Allocations and Transition Agreements” and Exhibit 10.1 to this Form 10-K.
Our ability to expand our business beyond U.S. federal and certain state and local government customers may be constrained.
Our IPMA with CSC restricts our ability to use certain intellectual property, including intellectual property assigned to us pursuant to the IPMA, and to sell our services to customers other than our existing customer base (i.e., U.S. federal and certain state and local government customers) until the expiration of the initial five-year term of the Original IPMA or termination of the IPMA, subject to certain triggering events. In addition, under our Non-U.S. Agency Agreement, for a period after the Distribution and subject to certain exceptions: we have appointed CSC as our exclusive agent outside the United States with regard to certain non-U.S. customers; we have agreed not to sell to certain public sector customers outside the United States without CSC’s consent; and we have agreed not to solicit certain state and local government customers. As a result, our ability to engage in certain business activities will be constrained until the expiration of those restrictions. See “Part II—Item 8, Note 2—Corporate Allocations and Transition Agreements” for additional information.
We may be unable to achieve some or all of the benefits that we expect to achieve from the recent Spin-Off.
We believe that, as an independent publicly-traded company, we will be better able, among other things, to focus our financial and operational resources on our specific business, to implement and maintain a capital structure designed to meet our specific needs, to design and implement corporate strategies and policies that are targeted to our business, to respond more effectively to industry dynamics, and to create effective incentives for our management and employees that are more closely tied to our business performance. However, having recently separated from CSC, we may be more susceptible to market fluctuations and other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be adversely affected.
We have limited recent operating history as an independent publicly-traded company and as a combined entity with SRA. Our and SRA’s historical and pro forma financial information is not necessarily representative of the results the combined company would have achieved and may not be a reliable indicator of the combined company’s future results.
Our historical and pro forma financial information for fiscal year 2016 included in this Form 10-K comprises Computer Sciences GS’s historical financial information, which is derived in part from CSC’s consolidated financial statements, and pro forma financial information for SRA. This information may not reflect what our and SRA’s results of operations and financial position would have been had we been an independent, publicly-traded, combined company during fiscal year 2016, or what the combined company’s results of operations, financial condition and cash flows will be in the future.
The Computer Sciences GS historical financial information for fiscal year 2016 may not reflect the results of operations and financial position we would have achieved as an independent publicly-traded company due to the following factors:
•Our historical financial information reflects allocations of corporate expenses from CSC for various corporate functions that CSC performed for us prior to the Spin-Off. These allocations may not reflect the costs we will incur for similar services as an independent publicly-traded company.
•The historical financial information of Computer Sciences GS does not reflect post-Spin-Off changes in our cost structure, personnel, tax profile, financing and business operations.
•We may be unable to purchase goods, services and technologies, such as insurance and healthcare benefits and computer software licenses, or access capital markets on terms that are as favorable to us as those we obtained as part of CSC prior to the Spin-Off.
•Following the recent Spin-Off, we are responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting.
In addition, the pro forma financial data for fiscal year 2016 that gives effect to the merger with SRA are based in part on a number of estimates and assumptions. These estimates and assumptions may prove not to be accurate, and accordingly, our pro forma financial data should not be assumed to be indicative of what our financial condition or results of operations actually would have been as a combined company and may not be a reliable indicator of what our financial condition or results of operations actually may be in the future.
We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with CSC that are based on the costs historically allocated to us by CSC.
In connection with the Spin-Off, we entered into the Master Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Intellectual Property Matters Agreement, the Real Estate Matters Agreement, and the Non-U.S. Agency Agreement with CSC. These agreements are based on the costs historically allocated to us by CSC, and they may not reflect terms that would have resulted from arms-length negotiations among unaffiliated third parties. Among other things, pursuant to the Intellectual Property Matters Agreement, as amended in February 2017, CSC retained ownership of certain intellectual property that we require to run our business. CSC has licensed certain rights to this intellectual property to us for use solely in connection with U.S. federal and certain U.S. state and local government customers, on a perpetual, royalty-free, non-assignable basis. Pursuant to the amendment of the Intellectual Property Matters Agreement, we will no longer be required to pay any maintenance fees or other amounts to CSC relating to any intellectual property rights, but we previously paid $95 million in aggregate in connection with various intellectual property rights. Under U.S. government cost accounting rules, it is possible that a portion of the amount that we paid to CSC may not be an allowable or allocable cost. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between CSC and us. We may have received better terms from third parties because third parties may have competed with each other to win our business.
Certain of our directors and officers may have actual or potential conflicts of interest because of their previous positions at CSC.
Even though our Board of Directors consists of a majority of directors who are independent, some of our directors and officers continue to have a financial interest in CSC common stock and equity awards. These interests could create, or appear to create, potential conflicts of interest if we have disagreements with CSC about the contracts between us that continue or face decisions that could have different implications for us and CSC.
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
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including among other things:
•success or failure of our business strategies;
•our quarterly or annual earnings, or those of other companies in our industry;
•announcements by us or our competitors of significant acquisitions or dispositions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•investor perception of our company and the IT services industry;
•overall market fluctuations;
•results from any material litigation or government investigation; and
•changes in laws and regulations (including tax laws and regulations) affecting our business.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.
We cannot assure investors that we will pay dividends on our common stock, and our indebtedness may limit our ability to pay dividends on our common stock.
We currently anticipate continuing to pay quarterly cash dividends on our common stock. Notwithstanding the current expectations for CSRA’s dividend policy, the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board. Our Board’s decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that we will continue to pay any dividend in the future.
We have contracts with the U.S. government that are classified, which may limit investor insight into portions of our business.
During fiscal year 2017, approximately 14% of our revenue was derived from classified programs with the U.S. government that are subject to restrictions on our dissemination of certain information. Because we are limited in our ability to provide information about these classified programs, the various risks associated with these contracts or services or any disputes or claims relating to such programs or services you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.
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
Several provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Nevada law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:
•permit us to issue blank check preferred stock with voting, conversion and exchange rights that could negatively affect the voting power or other rights of our common stockholders, and the Board could take that action without stockholder approval. The issuance of our preferred stock could delay or prevent a change of control of CSRA;
•preclude stockholders from calling special meetings except where such special meetings are requested by stockholders representing 75% of the capital stock entitled to vote. Our Amended and Restated Bylaws prevent stockholder action by written consent for the election of directors and require the written consent of 90% of the capital stock entitled to vote for any other stockholder actions by written consent; and
•limit our ability to enter into business combination transactions with certain stockholders.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
As of March 31, 2017, we conducted our operations in approximately 138 CSRA-owned or leased locations occupying approximately 3.2 million square feet. Our major locations are in the District of Columbia, Maryland and Virginia, where we occupy approximately 1.6 million square feet, collectively. We have other significant facilities located in North Carolina, Alabama, New York, and New Jersey, where we occupy approximately 374,000, 246,000, 211,000, and 178,000 square feet, respectively. We opened our new Integration Technology Center in Bossier City, Louisiana, where we occupy approximately 136,000 square feet.
In addition, we operate from facilities in the states of Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Minnesota, Ohio, Oklahoma, South Carolina, Texas and West Virginia and in the countries of Mexico, Colombia, Dominican Republic, Guyana, Haiti, Jamaica, Peru, and Trinidad and Tobago. We consider our facilities to be well-maintained and adequate to meet our current and projected needs.

We own approximately 190,000 square feet in Daleville, Alabama and 275,000 square feet in Falls Church, Virginia and lease approximately 2.7 million square feet at our other locations pursuant to leases, many of which were assigned to us by CSC. At one of these locations, in; El Segundo, California we are co-located with CSC, in appropriately segregated space, pursuant to lease or sublease arrangements between CSC and us.

Following is a summary of properties we own or lease.
Properties Owned	Approximate Square Footage	General Usage
Daleville, Alabama	190,000	General Office
Falls Church, Virginia	275,000	Corporate Headquarters

Properties Leased	Approximate Square Footage	General Usage
Alabama	56,000	General Office
Arizona	6,000	General Office
California	151,000	General Office
Colorado	5,000	General Office
District of Columbia	180,000	Computer and General Office
Florida	31,000	General Office
Georgia	13,000	General Office
Hawaii	3,000	General Office
Illinois	10,000	General Office
Indiana	3,000	General Office
Iowa	4,000	General Office
Kentucky	34,000	General Office
Louisiana	136,000	Computer and General Office
Massachusetts	3,000	General Office
Maryland	533,000	Computer and General Office
Minnesota	2,000	General Office
Missouri	1,000	General Office
North Carolina	374,000	Computer and General Office
New Jersey	178,000	General Office
New York	211,000	General Office
Ohio	21,000	General Office
Oklahoma	1,000	General Office
South Carolina	7,000	General Office
Tennessee	4,000	General Office
Texas	12,000	Computer and General Office
Virginia	647,000	Computer and General Office
West Virginia	15,000	General Office
Guyana	2,000	Consular/Visa Services
Haiti	3,000	Consular/Visa Services
Jamaica	4,000	Consular/Visa Services
Trinidad and Tobago	2,000	Consular/Visa Services
Peru	2,000	Consular/Visa Services
Dominican Republic	3,000	Consular/Visa Services
Mexico	73,000	Consular/Visa Services
Colombia	9,000	Consular/Visa Services
Total Leased Properties	2,739,000
Item 3. Legal Proceedings

The information required by this Item is set forth in “Part II—Item 8, Note 21—Commitments and Contingencies” of this Form 10-K. Such information is incorporated herein by reference and made a part hereof.
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

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by the NYSE.

	High	Low
Fiscal Year 2016
Third Quarter (November 30, 2015 through January 1, 2016)	$31.51	$26.67
Fourth Quarter (January 2, 2016 through April1, 2016)	$29.18	$22.34

Fiscal Year 2017
First Quarter (April 1, 2016 through July 1, 2016)	$27.27	$22.15
Second Quarter (July 2, 2016 through September 30, 2016)	$27.13	$23.18
Third Quarter (October 1, 2016 through December 30, 2016)	$32.70	$24.61
Fourth Quarter (December 31, 2016 through March 31, 2017)	$33.05	$28.38

Stockholders

As of May 18, 2017, there were 5,590 stockholders of record of CSRA’s common stock.

Dividends

Promptly following the Distribution, holders of CSC common stock who were entitled to receive shares of CSRA in the Distribution received a special dividend totaling approximately $10.50 per share in the aggregate in cash (of which $8.25 per share was paid by us and $2.25 per share was paid by CSC) (the “Special Dividend”). The portion of the Special Dividend paid by CSC was funded by a note payable to CSC that we repaid with the incurrence of additional indebtedness as described in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA under the caption “Debt Financing”.

The table below presents quarterly cash dividends per common share for the fiscal years ended March 31, 2017 and April 1, 2016.

	Fiscal Year 2017			Fiscal Year 2016
	Amount, per share	Record date	Date paid	Amount, per share	Record date	Date paid
First Quarter	$0.10	6/14/2016	7/11/2016	—	—	—
Second Quarter	$0.10	8/31/2016	10/4/2016	—	—	—
Third Quarter	$0.10	1/3/2017	1/24/2017	$0.10	1/5/2016	1/26/2016
Fourth Quarter	$0.10	4/5/2017	4/28/2017	$0.10	4/5/2016	4/29/2016

We expect to return excess cash flow to our stockholders from time to time through our common stock repurchase program described below and/or the payment of dividends. However, there can be no assurance that share repurchases will occur or that future dividends will be declared or paid. Our share repurchase program and the declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors in light of our current strategy and financial performance and position, among other things. In addition, our ability to declare and pay future dividends on our common stock may be restricted by the provisions of Nevada law and covenants in our credit facility.

Purchases of Equity Securities

The following table presents repurchases of our common stock on a monthly basis during the year ended March 31, 2017:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit) in Period	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
Balance as of April 1, 2016	—	$28.28	1,768,129	$350.00
April 2, 2016 - July 1, 2016	—	—	—	—
July 2, 2016 - July 29, 2016	—	—	—	—
July 30, 2016 - August 26, 2016	—	—	—	—
August 27, 2016 - September 30, 2016	300,097	26.45	2,068,226	342.06
October 1 - October 28, 2016	188,117	26.92	2,256,343	337.00
October 29 - November 25, 2016	45,000	31.26	2,301,343	335.59
November 26 - December 30, 2016	456,105	31.99	2,757,448	321.00
December 31, 2016 - January 27, 2017	—	—	—	—
January 28, 2017 - February 24, 2017	—	—	—	—
February 25, 2017 - March 31, 2017	—	—	—	—
Total	989,319	29.31	2,757,448	321.00

(1) Excludes shares withheld by CSRA for taxes associated with restricted stock units.
(2) On November 30, 2015, the Board authorized the Share Repurchase Program, pursuant to which CSRA, from time to time, may purchase shares of its common stock for an aggregate purchase amount not to exceed $400 million. The Share Repurchase Program does not obligate CSRA to purchase any shares, and expires on March 31, 2019. As of March 31, 2017, CSRA repurchased 2,757,448 shares of common stock through open market purchases for an aggregate consideration of $79 million, and remained authorized to repurchase $321 million of common stock under the program.

Performance Graph
The following graph compares the cumulative total return on CSRA’s common stock from November 16, 2015 through March 31, 2017, with the comparable cumulative total return on the Standard & Poor’s 500 Stock Index and an index of our most comparable pure-play government services peers; Booz Allen Hamilton, CACI, Engility, Leidos, ManTech, and SAIC. The graph assumes that $100 was invested in CSRA common stock and each index on November 16, 2015 and the reinvestment of all quarterly cash dividends paid. The stock price performance on the following graph is not necessarily indicative of future total shareholder return performance.

	Indexed Return
	(11/16/2015 to 4/1/2016)	Fiscal Year Ended 03/31/2017
CSRA	-10.6%	7.7%
S&P 500 Index	2.5%	16.83%
Peer Index	0.2%	29.31%

Item 6. Selected Financial Data
The selected historical Consolidated and Combined Statements of Operations data for each of the fiscal years ended March 31, 2017, April 1, 2016, and April 3, 2015, and the selected historical Consolidated Balance Sheet data as of March 31, 2017 and April 1, 2016, set forth below are derived from our audited Consolidated and Combined Financial Statements. The selected historical Combined Statements of Operations data for the fiscal years ended March 28, 2014 and March 29, 2013, and the selected historical Combined Balance Sheet data as of April 3, 2015 and March 28, 2014 are derived from our audited Combined Financial Statements. The selected historical Combined Balance Sheet data as of March 29, 2013 are derived from our unaudited Combined Financial Statements.
The selected historical combined financial data for the periods prior to the Spin-Off include certain expenses of CSC that were allocated to us for certain corporate functions, including IT, research and development, finance, legal, insurance, compliance and human resources activities. These costs may not be representative of the costs we incur as an independent, publicly-traded company. In addition, our financial information before the Spin-Off does not reflect changes that we have experienced as a result of the Spin-Off and Mergers, including changes in our cost structure, personnel needs, tax profile, capital structure, financing and business operations. Consequently, the financial information included here may not necessarily reflect what our financial position, results of operations and cash flows would have been if we had operated as an independent, publicly-traded company during all of the periods presented. Accordingly, these historical results should not be relied upon as an indicator of our future performance.
For a better understanding, this section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA” and Consolidated and Combined Financial Statements and accompanying notes included elsewhere in this Form 10-K.

	Selected Balance Sheet Data, As of
Dollars in millions	March 31, 2017	April 1, 2016	April 3, 2015	March 28, 2014	March 29, 2013
Total assets	$4,888	$4,846	$2,161	$2,216	$2,513
Debt and capital lease liabilities
Long-term	2,683	2,765	130	139	129
Short-term	116	170	21	30	40
Total debt and capital lease liabilities	$2,799	$2,935	$151	169	$169
Total equity	$359	$90	$1,095	$1,159	$1,408
Debt-to-total capitalization	88.6%	97.0%	12.1%	12.8%	10.7%

	Selected Statement of Operations Data for Fiscal Years Ended
Dollars in millions, except per share amounts	March 31, 2017	April 1, 2016	April 3, 2015	March 28, 2014	March 29, 2013
Revenues	$4,993	$4,250	$4,070	$4,103	$4,676
Costs of services (excludes depreciation and amortization, and settlement charge)	3,830	3,576	3,282	3,347	3,866

Operating income	622	187	457	422	450

Income from continuing operations before taxes	495	149	429	400	431
Taxes on income	179	46	161	147	162
Income from continuing operations, net of taxes	316	103	268	253	269
(Loss) income from discontinued operations, net of taxes	—	—	(2)	65	30
Less: noncontrolling interests	12	16	14	22	18
Net income attributable to Parent	$304	$87	$252	$296	$281

Earnings per common share(a):
Basic:
Continuing operations	$1.86	$0.54	$1.82	$1.67	$1.80
Discontinued operations	—	—	(0.01)	0.46	0.22

Diluted:
Continuing operations	$1.84	$0.53	$1.82	$1.67	$1.80
Discontinued operations	—	—	(0.01)	0.46	0.22

Cash dividends declared, per common share	$0.40	$0.20	N/A	N/A	N/A

(a) On the Distribution Date, CSRA had 139,128,158 common shares outstanding. The calculation of both basic and diluted earnings per share for the fiscal years ended March 28, 2014 and March 29, 2013 utilizes the Distribution Date common shares because at that time, CSRA did not operate as a separate, stand-alone entity and no equity-based awards were outstanding prior to the Distribution Date. Consequently, the calculation for fiscal year 2016 is based on the number of days that CSRA shares were outstanding after the Spin-off and during which CSRA operated as a separate standalone entity.

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
The results reported after November 27, 2015 include the operations of CSRA, including SRA (as a result of the Mergers). These historical financial statements may not be indicative of our future performance.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of CSRA is organized as follows:

•	Overview: A discussion of our business and overall analysis of financial and other highlights affecting CSRA to provide context for the remainder of MD&A.

•
Results of Operations: An analysis of our financial results comparing fiscal year 2017 and fiscal year 2016 to the prior years, respectively. A discussion of the results of operations at the combined level is followed by a more detailed discussion of the results of operations by segment.

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

Business Overview
Every day CSRA makes a difference in how the government serves our country and our citizens. We deliver a broad range of innovative, next-generation IT solutions and professional services to help our customers modernize their legacy systems, protect their networks and assets, and improve the effectiveness and efficiency of mission-critical functions for our war fighters and our citizens. Our approximately 18,500 employees understand that success is a matter of perseverance, courage, adaptability and experience.
Headquartered in Falls Church, Virginia, we deliver comprehensive offerings from concept through sustainment. We deliver IT, mission-and operations-related services across the U.S. government to the DoD, intelligence community and homeland security, civil and healthcare agencies, as well as certain state and local government agencies. We leverage deep domain-based customer intimacy and decades of experience in helping customers execute their mission with a fundamental understanding of their IT environment that has earned us the ability to introduce next-generation technologies. We bring scalable and more cost-effective IT solutions to government agencies that are seeking to improve mission-critical effectiveness and efficiency through innovation.
This approach is designed to yield savings in implementation and operational costs as well as a higher standard of delivery. Demand for our U.S. public sector offerings is driven by evolving government priorities such as: (1) the critical mission priorities of government agencies, (2) the government-wide mandate to improve efficiency and reduce cost, and (3) the government’s long-term shift to next generation technologies.
CSRA’s reportable segments are as follows:
•Defense and Intelligence—The Defense and Intelligence segment provides services to the DoD, National Security Agency, branches of the Armed Forces and other DoD and Intelligence agencies.
•Civil—The Civil segment provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services and other federal civil agencies, as well as various state and local government agencies.

Financial Overview
We completed the following significant transactions during fiscal year 2017:

•
In November 2016, we completed an amendment of our debt facilities which extended the terms of the facilities by one year, reduced our interest rate on related borrowings, and changed certain terms in order to provide greater financial flexibility to the Company. See Note 14—Debt to our Consolidated and Combined Financial Statements in this Form 10-K for further information.

•	We used our positive cash flow to repurchase 989,319 shares in CSRA common stock for $29 million, in aggregate, at an average price of $29.31 per share, and paid $67 million in dividends.

•
In February 2017, CSRA Inc. and Computer Sciences Corporation entered into a Relationship Agreement (the “Relationship Agreement”). Pursuant to the Relationship Agreement, the non-competition covenants set forth in the Master Separation and Distribution Agreement, dated as of November 27, 2015, by and between CSRA and CSC (the “MSDA”), restricting CSC’s business activities in certain areas of the U.S. federal, state and local government fields are deemed null and void ab initio. The Relationship Agreement also provides that the Non-U.S. Agency Agreement, dated as of November 27, 2015, between CSRA and CSC (the “Non-US Agency Agreement”), is supplemented to permit CSRA to sell services to certain additional non-U.S. government customers in certain territories. We also entered into an Amended and Restated Intellectual Property Matters Agreement (the “IPMA”) with CSC which amends and restates the original IPMA. In connection with the IPMA, CSRA made a one-time payment of $65.0 million to CSC in February 2017, and recognized $61.4 million related to the IPMA within Separation and Merger costs in our Consolidated Statement of Operations for fiscal year 2017. The remaining $3.6 million in costs associated with that agreement were capitalized as software or intellectual property and are being amortized over its estimated useful life. Pursuant to the amendment, CSRA was released from the obligation under the original IPMA to pay the remaining four years of annual maintenance fees of $30 million to CSC. As a result, CSRA will have no further obligation to pay maintenance or product fees to CSC, and will not receive any such service under any of the aforementioned agreements.

Key operating results for the last three fiscal years are as follows.

	Fiscal Year Ended
(Dollars in millions)	March 31, 2017	Change	Percent Change	April 1, 2016	Change	Percent Change	April 3, 2015
Revenue	$4,993	$743	17.5%	$4,250	$180	4.4%	$4,070
Income from continuing operations, before taxes	495	346	232.2	149	(280)	(65.2)	429
Net income	316	213	206.8	103	(163)	(61.3)	266
Net income attributable to common shareholders	304	217	249.4	87	(165)	(65.5)	252
Non-GAAP measures:
Adjusted EBITDA(1)	792	125	18.7	667	40	6.4	627
Free cash flow(2)	328	50	18.0%	278	(110)	(28.4)%	388

(1)
Adjusted EBITDA is a non-GAAP measure that we believe provides useful information to investors regarding our results of operations, as it provides another measure of our profitability, our ability to service our debt, and is considered an important measure by financial analysts covering CSRA and peer companies in our industry. We changed our Adjusted EBITDA measure in fiscal year 2017 to fully remove the costs and benefits associated with our legacy defined benefit plans. Prior year amounts have been revised to conform to the current year presentation. Our presentation of Adjusted EBITDA is based on CSRA’s credit agreement. We exclude the costs and benefits of legacy defined benefit plans because participation in these plans has been frozen for several years and these costs are not included in the compensation of our employees. Our definition of such measure may differ from similarly described measures of other companies.
The following table presents a reconciliation of Income from continuing operations, net of taxes, to Adjusted EBITDA:

	Fiscal Year Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Income from continuing operations, net of taxes	$316	$103	$268
Interest expense, net	124	53	22
Taxes on income	179	46	161
Depreciation and amortization	241	182	137
Amortization for contract-related intangibles	3	9	10
Stock-based compensation	29	10	18
Restructuring costs	—	1	5
Foreign currency loss	—	—	1
Net (benefit) expense of pension and OPEB plans(a)	(190)	163	5
Gain on disposition	—	(18)	—
Separation and merger costs	90	118	—
Adjusted EBITDA	$792	$667	$627
(a) Historically, we only made adjustments for actuarial changes, settlement gains (losses), and amortization of prior service benefits of our pension and other postretirement benefit plans. Beginning in fiscal year 2017 we record an adjustment for the full net (benefit) expense of these plans.

(2)
Free cash flow is a non-GAAP measure and our definition of such measure may differ from that used by other companies. We define free cash flow as equal to the sum of: (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments, and (3) payments on capital leases and other long-term asset financings. For comparability between periods, free cash flow is further adjusted for: (i) non-recurring separation-related payments, (ii) the amount of net proceeds received from the initial sale of billed and/or unbilled receivables at the time that we initially implemented the Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”), and (iii) the incremental net proceeds received from the initial sale of receivables when they first become eligible for sale under the Purchase Agreement. Free cash flow should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP. Free cash flow is one of the factors our management uses in reviewing the overall performance of the business and motivating performance through incentive compensation for key business leaders. We believe that strong free cash flow is one of the attributes that attracts potential investors to our industry. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Management overcomes the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows.

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Fiscal Years Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Cash provided by operating activities	$488	$553	$487
Net cash used in investing activities	(168)	(1,605)	(117)
Payments for acquisitions, net of cash acquired	—	1,473	50
Proceeds from business dispositions	—	(34)	(3)
Payments on capital leases	(47)	(17)	(29)
Separation-related payments and merger costs	101	80	—
Initial sales of qualifying accounts receivables(a)	(46)	(172)	—
Free cash flow	$328	$278	$388

(a) For the periods presented, free cash flow is adjusted for the net proceeds received from the initial sale of billed and/or unbilled receivables at the time that we initially implemented the Purchase Agreement, and the incremental net proceeds received from the initial sale of receivables when they first become eligible for sale under the Purchase Agreement. For the fiscal year ended April 1, 2016, amounts represent unbilled and billed receivables, respectively, principally sold by the Computer Sciences GS Business. For the fiscal year ended March 31, 2017, the amount relates to SRA unbilled receivables under the Purchase Agreement to which SRA was added to during the period. Billed receivables historically sold by SRA under a separate accounts receivable purchase agreement continue under the Purchase Agreement. See Note 5 - Receivables to our Consolidated and Combined Financial Statements in this Form 10-K for further information.

Business Drivers
We generate revenue in each of our segments by providing services on a variety of contract types. These vary in duration from six months to more than 10 years. Factors affecting revenue include our ability to:

•	bid on and win new contract awards;

•	satisfy existing customers and obtain add-on business and win contract recompetes;

•	compete on services offered, delivery models offered, technical ability and innovation, quality, flexibility, experience, and results created; and

•	identify, integrate, and leverage acquisitions to generate new revenues.
In addition to the revenue factors above, factors affecting our earnings include our ability to:

•	control costs, particularly labor costs, subcontractor expenses, and overhead costs, including healthcare, pension and general and administrative costs;

•	anticipate talent needs to avoid staff shortages or excesses;

•	accurately estimate various factors incorporated in contract bids and proposals; and

•	migrate compatible service offerings to lower cost areas.
In addition to the earnings factors above, the following factors affect our cash flows:

•	our ability to manage the timing of receivables and payables;

•	availability of investment opportunities, particularly business acquisitions;

•	our ability to meet existing contractual obligations;

•	our tax obligations; and

•	our ability to deploy capital efficiently for software, property, and equipment.

Key Performance Indicators
We manage and assess the performance of our business through various measures. The primary financial measures we use to assess our results and manage our business include contract awards, backlog, revenue, days sales outstanding, and cash flows.
Contract awards. In addition to being a primary driver of future revenue, contract wins or awards help management assess of our ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or recompeted contracts, as well as numerous external factors.
Backlog. Backlog represents the total estimated contract value of predominantly long-term contracts, based on customer commitments that we believe to be firm, less the amount of revenue already recognized on those contracts. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Revenue. Revenue is derived from backlog (relating to contracts won in prior periods), and work secured in the current period. Year-over-year revenues tend to vary less than contract wins, and reflect performance on both new and existing contracts.
Days sales outstanding (“DSO”). DSO is a measure for timeliness of receivable collections. It is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenue divided by the number of days in the fiscal period. Total receivables includes unbilled receivables but excludes tax receivables.
Cash flow. Primary drivers of our cash flow are earnings provided by our operations and the use of capital to generate those earnings. Also contributing to short-term cash flow are movements in current asset and liability balances. See information about free cash flow, a non-GAAP measure in endnote (2) within Financial Overview above.
Certain of our key performance measures in fiscal years 2017 and 2016 were as follows.
• We announced contract awards(3) of $6.9 billion during fiscal year 2017 as compared to $6.8 billion during fiscal year 2016.
• Total backlog as of March 31, 2017 was $15.2 billion as compared to $15.1 billion at April 1, 2016. Of the total $15.2 billion in backlog, approximately $3.5 billion is expected to be realized as revenue during fiscal year 2018, and $2.4 billion was funded.
• Revenue recognized in fiscal year 2017 was $4.99 billion, compared to $4.25 billion in fiscal year 2016.
• Days Sales Outstanding (“DSO”) was 54 days as of March 31, 2017, compared to 52 days at the end of the prior fiscal year. The increase in DSO at March 31, 2017 was due largely to a $25 million receivable associated with our funding of settlement for a legacy pension plan of Computer Science GS Business.
• Cash provided by operating activities was $488 million and $553 million for the fiscal years ended March 31, 2017 and April 1, 2016, respectively.
• Cash used in investing activities was $(168) million and $(1.6) billion for the fiscal years ended March 31, 2017 and April 1, 2016, respectively. This change was primarily due to the acquisition of SRA in fiscal year 2016.
• Cash (used in) provided by financing activities was $(324) million and $1.18 billion for the fiscal years ended March 31, 2017 and April 1, 2016, respectively. The amount provided in the prior year was primarily attributable to borrowings of debt for the purchase of SRA, which was partially offset by the Special Dividend payment at the time of the Spin-Off. The use of cash in fiscal year 2017 reflects net repayments on long-term debt and cash dividends paid to common stockholders.

(3)
Announced award values for competitive indefinite delivery/indefinite quantity awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive indefinite delivery/indefinite quantity awards represent management’s estimate at the award date.

Economic and Industry Factors
Our revenues are generated almost exclusively from contracts with the U.S. government and with state governments on programs funded by the federal government. As a result, our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we anticipate that federal discretionary spending will grow, government budget deficits and the national U.S. debt will constrain spending across all federal agencies. Adverse changes in fiscal and economic conditions, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling could materially impact our business.
Our market is highly competitive and has characteristics unique to the federal contracting environment. Almost all of our U.S. government contracts and subcontracts may be modified, curtailed, or terminated either at the convenience of the government or for default based on factors set forth in the FAR. Our results of operations are also affected by the evolving priorities of the U.S. government, as well as by the pace of technological change and the type and level of technology spending by our customers. The ability to identify and capitalize on these markets and technological changes early in their cycles is a key driver of our performance. Our results of operations are also impacted by economic conditions generally, including macroeconomic conditions, and the impact that they have on the U.S. government.
We compete in a large addressable market that provides room for growth. We expect the overall amount spent on contracted services will be more than $250 billion during GFY 2017, although there is a large portion of this work for which we do not compete (e.g. base operations). There are no firms that dominate our market.
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
Results of Operations

We report our results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter of the fiscal year to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal year 2015 had an extra week. Despite the variable component of extra-week revenue, our costs during the extra week were largely fixed.

For accounting purposes, the Consolidated and Combined Financial Statements reflect the financial results of SRA from the date of the Merger to March 31, 2016 combined with the Computer Sciences GS Business for the fiscal year ended April 1, 2016.

Revenues
Revenues for the Defense and Intelligence and Civil segments were as follows:

	Fiscal Year Ended
	March 31, 2017		April 1, 2016		April 3, 2015
(Dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Defense and Intelligence	$2,250	8.9%	$2,067	(2.8)%	$2,127	(8.7)%
Civil	2,743	25.6	2,183	12.4	1,943	9.6
Total revenue	$4,993	17.5%	$4,250	4.4%	$4,070	(0.8)%

The major factors affecting the percent change in revenues were as follows:
For fiscal year 2017, our total revenue increased by $743 million, or 17.5%, as compared to fiscal year 2016. Excluding revenue of $1,440 million and $461 million attributable to SRA, revenue for fiscal years 2017 and 2016 amounted to $3,553 million and $3,789 million, respectively, a decrease of $236 million. Excluding SRA in both periods, the decline in revenue was due primarily to reductions in the Logistics Modernization Program (“LMP”) for the U.S. Army, as well as a net reduction in contracts with the Department of Homeland Security (“DHS”). See Note 3—Acquisitions and Divestitures for information on the unaudited proforma results of CSRA that include the historical results of SRA for the full fiscal year of 2016 compared to fiscal year 2017.
Our fiscal year 2016 revenue increased $180 million, or 4.4%, as compared to fiscal year 2015. Excluding revenue of $461 million attributable to SRA, revenue for fiscal year 2016 amounted to $3,789 million, a decrease of $281 million compared to fiscal year 2015. Excluding the impact of SRA, the revenue decline was due to reductions in the Logistics Modernization Program for the U.S. Army, as well as a lower overall volume of direct material and other direct cost purchases. The decrease in revenue was also attributed to the extra week in fiscal year 2015, which did not recur in fiscal year 2016. We won contracts with award values of $6.8 billion during fiscal year 2016 as compared to $2.9 billion during fiscal year 2015.
Defense and Intelligence Segment

Fiscal Year 2017

For fiscal year 2017, Defense and Intelligence segment revenues increased by $183.4 million, or 8.9% as compared to fiscal year 2016 primarily due to additional revenue attributable to SRA. Excluding revenue of $426.6 million and $137.1 million attributable to SRA in fiscal years 2017 and 2016, respectively, revenues declined $106.1 million primarily due to a $79 million reduction from the downsizing of LMP and $36 million of net reduction in contract tasking with the U.S. Army, U.S. Navy, the Missile Defense Agency and NSA.

Fiscal Year 2016

For fiscal year 2016, Defense and Intelligence segment revenues decreased $59.6 million or 2.8% as compared to fiscal year 2015 primarily due to reduced contract tasking and contract conclusions offset by the additional revenue attributable to SRA. Excluding revenue of $137.1 million attributable to SRA, the $196.7 million revenue decrease compared to fiscal year 2015 was due to a net reduction in contract tasking with the U.S. Army, U.S. Navy, NSA and DISA. In addition, there was lower revenue of $37.1 million on certain contracts with the Defense Intelligence Agency and Missile Defense Agency that either had concluded or were winding down, and $28.9 million of lower revenue as a result of the divestiture of Welkin in the first quarter of fiscal year 2016. These revenue decreases were partially offset by $51.2 million of revenue on new or expanded contracts with the U.S. Navy, U.S. Army and other DOD agencies and a classified customer with $40.2 million of revenue from the fiscal year 2015 acquisition of Tenacity Solutions.

Civil Segment

Fiscal Year 2017

For fiscal year 2017, Civil segment revenues increased by $559.5 million, or 25.6% as compared to fiscal year 2016 primarily due to the additional revenue attributable to SRA. Excluding revenue attributable to SRA of $1,013.1 million and $324.1 million in fiscal years 2017 and 2016, respectively, the resulting $129.6 million decrease was primarily due to revenue reductions of $69 million on programs with DHS and $14 million of net task order reductions associated with other federal agencies. In addition, revenue declined by $46 million on a state government program that transitioned from development stage to operations and maintenance.

Fiscal Year 2016

For fiscal year 2016, Civil segment revenues increased $240.3 million, or 12.4% as compared to the fiscal year 2015 primarily due to the additional revenue attributable to SRA which was offset by reduced contract tasking and contract conclusions. Excluding revenue of $324.1 million attributable to SRA, the $83.8 million revenue decrease was primarily due to reduced contract tasking on programs with the Department of Treasury, NASA, DHS and other federal agencies that had either ended or were winding down. Revenue from contracts with non-federal agencies increased $26.9 million primarily due to an increase in contract tasking on a state contract.

Segment Operating Income

Segment operating income and segment operating margin for the Defense and Intelligence and Civil segments were as follows:

	Fiscal Year Ended
	March 31, 2017		April 1, 2016		April 3, 2015
(Dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Defense and Intelligence	$268	(1.9)%	$273	7.5%	$254	(15.4)%
Civil	440	51.9	290	(0.9)	293	46.4

	Margin	Percent Change	Margin	Percent Change	Margin
Defense and Intelligence	11.9%	(1.3)%	13.2%	1.3%	11.9%
Civil	16.1%	2.8%	13.3%	(1.8)%	15.1%

The major factors affecting the percent change in segment operating income and segment operating income margin by segment were as follows:
Defense and Intelligence Segment

Fiscal Year 2017

For fiscal year 2017, Defense and Intelligence segment operating income decreased by $5.2 million, or (1.9)% as compared to fiscal year 2016. Excluding Defense and Intelligence segment operating income of $2.8 million and loss of $3.1 million attributable to SRA for fiscal years 2017 and 2016, respectively, segment operating income for the Defense and Intelligence segment declined by $11.1 million. This decline in segment operating income as well as the decline in the segment’s operating income margin was primarily due to lower revenues and a higher volume of project start up activities where margins are lower during transition. These declines were partially offset by higher pension income and program efficiencies in fiscal year 2017.

Fiscal Year 2016

For fiscal year 2016, Defense and Intelligence segment operating income increased by $19.1 million, or 7.5%, as compared to fiscal year 2015. Excluding Defense and Intelligence segment operating loss of $3.1 million attributable to SRA, the increase in operating income and operating margin for fiscal year 2016 was primarily the result of better contract performance, other program related efficiencies, and efficiencies in the Selling, general, and administrative expense (“SG&A”).
Civil Segment

Fiscal Year 2017

For fiscal year 2017, Civil segment operating income increased by $150.6 million, or 51.9% as compared to fiscal year 2016. Excluding Civil segment operating income of $18.5 million and $6.0 million in fiscal year 2017 and 2016, respectively, attributable to SRA, operating income of the segment increased $138.1 million. This increase in segment operating income as well as the segment operating income margin in fiscal year 2017 compared to the prior year was primarily the result of higher pension income, better contract performance and other program efficiencies in fiscal year 2017.

Fiscal Year 2016

For fiscal year 2016, Civil segment operating income decreased by $2.6 million, or 0.9% as compared to fiscal year 2015. Excluding Civil segment operating income of $6.0 million attributable to SRA, the decrease of $8.6 million in operating income for fiscal year 2016 was primarily the result of lower net favorable adjustments on programs accounted for under percentage-of-completion accounting. Operating income margin decreased by 1.8 percentage points from 15.1% to 13.3%, due largely to the change in contract mix with the additions of SRA and the lower net favorable adjustments programs accounted for under the percentage-of-completion accounting.
Costs and Expenses
Our total costs and expenses were as follows:

	Fiscal Year Ended			Percentage of Revenue
(Dollars in millions)	March 31, 2017	April 1, 2016	April 3, 2015	2017	2016	2015
Costs of services (“COS”)(a)	$3,830	$3,576	$3,282	76.7%	84.1%	80.7%
Selling, general and administrative(a)	210	187	194	4.2	4.4	4.8
Depreciation and amortization	241	182	137	4.8	4.3	3.4
Separation and CSRA merger costs	90	118	—	1.8	2.8	—
Interest expense, net	124	53	22	2.5	1.3	0.5
Other expense (income), net	3	(15)	6	0.1	(0.4)	0.1
Total	$4,498	$4,101	$3,641	90.1%	96.5%	89.5%
(a) Included in both COS and SG&A are $(98.0) million, $202.8 million and $8.3 million, of pension and postretirement actuarial (gains)losses, and pension settlement (gains) losses for fiscal years 2017, 2016, and 2015, respectively. COS also includes related party transactions with CSC in periods prior to the Spin-Off of $4.8 million and $7.8 million in fiscal years 2016 and 2015, respectively.
Costs of Services
Fiscal Year 2017
COS, as a percentage of revenue, decreased to 76.7% for fiscal year 2017 as compared to 84.1% for fiscal year 2016.

The decrease in COS, as a percentage of revenue, was primarily a result of the recognition of pension settlement and actuarial gains when compared to fiscal year 2016. COS was positively impacted by a $98.0 million benefit from mark-to-market adjustments and settlement gains associated with our various defined benefit plans in fiscal year 2017 compared to a negative impact of $197 million from such adjustments in fiscal year 2016. Excluding the impact of mark-to-market adjustments and settlement gains, COS as a percentage of revenue would have been 78.7% and 79.5% in fiscal year 2017 and 2016, respectively. This decrease in COS (adjusted for defined benefit plan impacts) as a percentage of revenue for the period is a result of a stronger mix of revenue (e.g., more labor services and fewer direct material pass-throughs), program delivery efficiencies, indirect cost reductions, and merger synergies.
Fiscal Year 2016
COS, as a percentage of revenue, increased to 84.1% for fiscal year 2016 as compared to 80.7% for fiscal year 2015.
COS was negatively impacted in fiscal year 2016 by the $197 million increase from mark-to-market adjustments in our various defined benefit plans and increases in the expected returns on plan assets when compared to fiscal year 2015. Excluding the impact of these mark-to-market adjustments, COS as a percentage of revenue would have been 79.5%. The decrease as a percentage of revenue for the period is a result of a stronger mix of revenue (e.g., more labor services and fewer direct material pass-throughs), program delivery efficiencies, indirect cost reductions, and merger synergies.
Selling, General and Administrative
Fiscal Year 2017

SG&A expense, as a percentage of revenue, decreased to 4.2% for fiscal year 2017 as compared to 4.4% from fiscal year 2016, mainly due to merger synergies, indirect cost reductions, and vendor management. To a lesser extent, SG&A was positively impacted by the benefit from mark-to-market adjustments and settlement gains associated with our various defined benefit plans in fiscal year 2017.
Fiscal Year 2016
SG&A expense, as a percentage of revenue, decreased to 4.4% for the fiscal year ended April 1, 2016 as compared to 4.8% for fiscal year 2015, mainly due to merger cost synergies.
Depreciation and Amortization (“D&A”)
D&A for the Defense and Intelligence and Civil segments were as follows:

	Fiscal Year Ended
	March 31, 2017		April 1, 2016		April 3, 2015
(Dollars in millions)	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Defense and Intelligence	$137	26.6%	$108	16.8%	$93	(3.8)%
Civil	104	40.8	74	67.2	44	(8.4)
Total depreciation and amortization(a)	$241	32.3	$182	33.0%	$137	(5.3)%
(a) Excludes $2.5 million, $9.2 million , and $9.7 million of contract-related intangible amortization, which is recorded as a reduction to revenues and included in Depreciation and amortization in the Consolidated and Combined Statements of Cash Flows for fiscal years 2017, 2016, and 2015, respectively.

Fiscal Year 2017

D&A increased $58.9 million in fiscal year 2017 compared to prior year, and as a percentage of revenue, increased to 4.8% for fiscal year 2017 as compared to 4.3% for fiscal year 2016. Excluding D&A of $90.7 million largely attributable to the acquisition of SRA and the customer and contract related intangibles recognized, D&A would have been $150.4 million, and as a percentage of revenue for fiscal year 2017 would have been 3.0%, which is lower than for fiscal year 2016 when excluding the same SRA-related intangibles amortization.
Fiscal Year 2016
D&A, as a percentage of revenue, increased to 4.3% for fiscal year 2016 as compared to 3.4% for fiscal year 2015. Excluding D&A of $43.3 million largely attributable to the acquisition of SRA and the customer and contract related intangibles recognized, D&A, as a percentage of revenue, for fiscal year 2016 was 3.3%, slightly lower than fiscal year 2015.
Separation and Merger Costs

Separation and merger costs were costs incurred to give effect to Computer Sciences GS’s separation from CSC and subsequent merger with SRA. These costs are primarily comprised of third-party accounting, legal and other consulting services, as well as information technology infrastructure and application costs. For fiscal year 2017 separation and merger costs were $89.8 million compared to $118.0 million in fiscal year 2016. Pursuant to the Merger Agreement, all merger costs incurred by Computer Sciences GS were paid by CSRA. Separation and merger costs in fiscal year 2017 include $61.4 million of expense related to the amended IPMA agreement with CSC executed in February 2017.
Share-Based Compensation Expense

In connection with the Spin-Off, the equity compensation awards in fiscal year 2016 of employees of CSC who became employees of CSRA at the date of the Spin-Off were converted into equity awards of CSRA having the same terms and conditions as their prior CSC awards.

In connection with the Mergers, CSRA exchanged outstanding options held by SRA employees for options to purchase, on the same terms and conditions, shares of common stock of CSRA. The number of shares subject to the options granted in exchange was equal to the number of common shares of SRA that would have been received or a number of shares of CSRA common stock that provided the equivalent value to the SRA common shares determined using the Black-Scholes option-pricing model.

During fiscal year 2016, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions. For the fiscal years ended March 31, 2017 and April 1, 2016 the total expense recognized in CSRA’s results of operations related to equity awards was $29.0 million and $10.2 million, respectively.
Share-based compensation expense for fiscal year 2017 includes $15.2 million recognized upon the achievement of certain performance conditions associated with replacement awards issued in connection with the Mergers. See Note 17—Share-Based Compensation Plans to our Consolidated and Combined Financial Statements in this Form 10-K for additional information on share-based compensation including unrecognized compensation expense that will impact our earnings in future periods.
Interest Expense, Net
Fiscal Year 2017

Interest expense of $123.7 million for the fiscal year ended March 31, 2017 increased by $70.2 million compared to $53.5 million of interest expense for fiscal year 2016 due to the additional long-term debt incurred in connection with the Spin-Off and Merger transactions in November 2015 for the full fiscal year 2017 period. In addition, the Company amended its debt facilities in the third quarter of fiscal year 2017, which resulted in loss on extinguishment of $8 million in the period.
Fiscal Year 2016

Interest expense of $53.5 million in fiscal year 2016 increased $31.6 million compared to $21.9 million in fiscal year 2015. The increase was primarily due to the incurrence of debt related to the Spin-Off and Mergers.

Other (Income) Expense, Net
Fiscal Year 2017
Other (income) expense, net comprises gains and losses from the sale of businesses and non-operating assets, the impact of movement in foreign currency exchange rates on CSRA's foreign currency denominated assets and liabilities and other miscellaneous gains and losses.

Other expense amounted to $3.1 million for the fiscal year ended March 31, 2017 compared to other income of $15.2 million for the fiscal year 2016. Other income, net, in fiscal year 2016 is due to an $18.6 million pre-tax gain from the divestiture of Welkin Associates Limited (“Welkin”), a wholly-owned subsidiary and provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of Defense clients.
Fiscal Year 2016
Other income amounted to $15.2 million in fiscal year 2016 compared to other expenses of $5.6 million in fiscal year 2015. Of the $20.8 million increase, approximately $18.6 million is due to the pre-tax gain from the divestiture of Welkin. Other components of the change include the impact of a strengthening dollar in 2016 when compared to other currencies.
Taxes
Our effective tax rate (“ETR”) on income from continuing operations for fiscal years 2017, 2016, and 2015 was 36.2%, 30.9%, and 37.6%, respectively. The lower ETR in fiscal year 2016 was primarily driven by the tax benefit generated by CSRA’s payment of a special dividend following the Spin-Off transaction. Absent the impact of the special dividend and transaction costs of the Spin-Off in fiscal year 2016, our ETR would be similar across all three fiscal years. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 15—Income Taxes to the accompanying Consolidated and Combined Financial Statements. For the tax impact of discontinued operations, see Note 3—Acquisitions and Dispositions to the accompanying Consolidated and Combined Financial Statements.
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance of $11 million and $8.7 million has been recorded against deferred tax assets as of March 31, 2017 and April 1, 2016, respectively, relating to net operating losses in foreign jurisdictions.
Income from Discontinued Operations
In fiscal year 2015, we incurred approximately $1.9 million in after-tax losses related to the divestiture of a portion of Computer Sciences GS Business’s Applied Technology Division (“ATD”) due to a settlement on ATD-related litigation and related legal expenses. There were no discontinued operations in fiscal years 2017 or 2016.

Liquidity and Capital Resources
Cash Flows

	Fiscal Year Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Cash provided by operating activities	$488	$553	$487
Cash (used in) provided by investing activities	(168)	(1,605)	(117)
Cash (used in) provided by financing activities	(324)	1,177	(369)
Net (decrease) increase in cash and cash equivalents	(4)	125	1
Cash and cash equivalents at beginning of year	130	5	4
Cash and cash equivalents at end of period	$126	$130	$5

Operating Cash Flow

Net cash provided by operating activities for fiscal year 2017 was $488 million, a decrease of $65 million compared to fiscal year 2016. This decrease was primarily due to a lower change in accounts receivable during fiscal year 2017 that was partially offset by a positive change in deferred income taxes as compared to the prior year. In addition, operating cash flow was negatively affected by our execution of an amended IPMA with CSC that resulted in our making a one-time payment of $65 million in the fourth quarter of fiscal year 2017. Our operating cash flow for fiscal year 2017 also reflects a $25 million payment to satisfy our commitment to fund CSC’s pension settlement obligation to the purchaser of ATD in fiscal year 2014. We expect to receive reimbursement for the pension obligation payment during fiscal year 2018. See Note 2— Corporate Allocations and Transition Agreements for additional information about the IPMA with CSC.
Net cash provided by operating activities for fiscal year 2016 of $553 million increased by $66 million as compared to fiscal year 2015 in part due to the Mergers. Excluding cash flows provided by operating activities of $8 million attributable to SRA, the increase in net operating cash flow was primarily attributable to the decrease in accounts receivable due to our receivable sales program offset by costs associated with the Spin-Off and merger transactions.
Investing Cash Flow

Net cash used in investing activities for fiscal year 2017 was $168 million, as compared to $1.6 billion for fiscal year 2016 and $117 million in fiscal year 2015. Cash used in investing activities in fiscal year 2017 primarily reflects purchases of capital equipment and software. Cash used in investing activities in fiscal year 2016 includes payments of $1.5 billion related to the SRA acquisition (net of extinguishment of SRA’s debt) and $161 million for purchases of software, property and equipment. Purchases of software, property, and equipment was $78 million in fiscal year 2015.
Financing Cash Flow

Net cash used in financing activities for the fiscal year ended March 31, 2017 was $324 million, which was a decrease of $1.5 billion from the fiscal year ended April 1, 2016. The use of cash in fiscal year 2017 reflects repayments on long-term debt and cash dividends to common stockholders. The amount provided by financing activities in fiscal year 2016 was primarily attributable to borrowings of debt for the purchase of SRA, which was partially offset by the Special Dividend payment at the time of the Spin-Off. The year over year change also reflects the absence of amounts transferred to CSC in the fiscal year 2017 period. As discussed in “Debt Financing” below, we refinanced our debt facilities in the third quarter of fiscal year 2017.
Net cash provided by financing activities in fiscal year 2016 was $1.2 billion, an increase of $1.5 billion from fiscal year 2015. The significant changes in financing cash flows related to the incurrence of $3.0 billion of debt associated with the Spin-Off and Mergers, including the payment of the $1.1 billion Special Dividend. Excluding cash flows used in financing activities of $15 million attributable to SRA, the increase was primarily attributable to the lower lease payments and transfers to CSC.
Liquidity
As of March 31, 2017, CSRA’s total liquidity was $826 million, consisting of $126 million of cash and cash equivalents and $700 million available under CSRA's revolving credit facility. In addition, we increase our liquidity by selling receivables under a Master Accounts Receivable Purchase Agreement (“Purchase Agreement”). These facilities are described further below. We believe our capital structure and financial position will provide us with financial flexibility in a dynamic industry that we believe affords competitive and strategic advantages to providers that maintain financial flexibility.
Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”)
After the Spin-Off, CSRA became the primary seller of certain accounts receivable under the Purchase Agreement, which we entered into on April 21, 2015. The Purchase Agreement provides for the continuous non-recourse sale of our eligible trade receivables. The Purchase Agreement was amended several times to add additional purchasing counterparties, to extend the term, to add SRA as an additional seller of accounts receivables, and to convert the Purchase Agreement into a committed facility. See Note 5—Receivables in this Form 10-K for additional information on these amendments. In connection with the addition of the SRA receivables into the facility, the Company evaluated allowances associated with SRA’s government audit activities, receivable aging and specific collectability issues and increased the associated allowance by approximately $3 million in the first quarter of fiscal year 2017.

Under the Purchase Agreement, CSRA can sell eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts up to $450.0 million outstanding at any one time. CSRA has no retained interests in the transferred receivables, and only performs collection and administrative functions for the Purchaser for a servicing fee.

During fiscal year 2017, CSRA sold $3,155 million of our billed and unbilled receivables for cash. Collections by the purchaser on the receivables we sold were $3,089 million for fiscal year 2017. As of March 31, 2017, there was also $37 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. We incurred purchase discount and administrative fees of $4 million for fiscal year 2017. Total receivables sold, net of collections and fees related to accounts receivable sales, resulted in an increase in operating cash flow of $62 million for fiscal year 2017.

Upon consummation of the Mergers, CSRA assumed SRA’s separate account receivable purchase agreement. SRA maintained an accounts receivable purchase agreement under which SRA sold certain accounts receivable to a third party (the “Factor”) without recourse to SRA. The Factor initially paid SRA 90% of the receivable and the remaining price was deferred and recognized once the Factor collected from SRA’s customer. Beginning April 2, 2016, SRA discontinued selling receivables under its separate accounts receivable purchase agreement. The SRA accounts receivable agreement was terminated as of June 27, 2016 and, at that time, SRA became an additional seller under the Purchase Agreement. There were no sales of receivables under this facility during fiscal year 2017.
Outlook for Liquidity
In the opinion of management, CSRA will be able to meet its liquidity and cash needs, including debt servicing, operational liquidity and discretionary investments, for at least the next twelve months through the combination of cash flows from operating activities, available cash balances, available borrowings under CSRA's revolving credit facility, and sales of receivables under the Purchase Agreement. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt or equity securities. However, there can be no assurances that CSRA will be able to obtain debt financing on acceptable terms (or at all) in the future.
Debt service in the next five years is expected to be funded from available cash flow, and we do not expect that these debt service payments will adversely affect our available liquidity for short-term working capital and other cash requirements needs. Our expected liquidity and capital structure may be impacted, however, by discretionary investments and acquisitions that CSRA may pursue. While the timing and financial magnitude of these possible actions are currently indeterminable, CSRA expects to be able to manage and adjust its capital structure in the future to meet its liquidity needs.
In accordance with a November 2015 agreement with the Pension Benefit Guaranty Corporation (“PBGC”), we also have an obligation, unless certain conditions are met during fiscal year 2018 and 2019, to make payments to our underfunded defined benefit pension plans. See Note 16—Pension and Other Postretirement Benefit Plans to the Consolidated and Combined Financial Statements for further discussion of our pension obligations, including the November 2015 agreement with the PBGC.
Our exposure to operational liquidity is primarily from a small number of our long-term contracts which require significant investment of cash flows from operating activities during the initial phases of the contracts. We recover these investments over the life of the contract depending on our performance as well as customer acceptance. Any changes or uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer or cancel contracts, which could negatively affect operating cash flows.
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
Capitalization
At the end of fiscal year 2017, CSRA’s ratio of net debt-to-total capitalization was 84.6%, a decrease of 8.1 percentage points from the end of fiscal year 2016. The decrease in the ratio was primarily the result of debt repayments, net of additional borrowings, of approximately $165 million and an increase in equity capital from net income recognized during fiscal year 2017.
The following table summarizes CSRA’s capitalization ratios as of the end of fiscal year 2017 and fiscal year 2016:

	Fiscal Year Ended
(Amounts in millions)	March 31, 2017	April 1, 2016
Total debt(6)	$2,799	$2,935
Less: cash and cash equivalents	126	130
Net debt(7)	$2,673	$2,805

Total debt	$2,799	$2,935
Equity	359	90
Total capitalization	$3,158	$3,025

Debt-to-total capitalization	88.6%	97.0%
Net debt-to-total capitalization	84.6%	92.7%

(6)	Total debt is the sum of short and long-term components of GAAP debt and capitalized leases.

(7)
Net debt is a non-GAAP measure and our determination of it may not be comparable with calculations of similar measures by other issuers. We calculate net debt by subtracting cash and cash equivalents from total debt (including capitalized leases). We believe that net debt assists in understanding our financial position and we use it to monitor our financial leverage. We believe that net debt is useful to investors because it provides insights into our financial strength.

Debt Financing

At March 31, 2017, including capitalized lease liabilities, CSRA had $116 million of short-term borrowings and current maturities of long-term debt, and $2.7 billion of long-term debt.

We obtained financing in connection with the Spin-Off and the Mergers under the following credit facilities: (1) a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) with a committed borrowing capacity of $700 million, all of which was available and undrawn as of March 31, 2017, (2) a three-year senior secured tranche term loan facility with an aggregate outstanding principal amount of $570 million as of March 31, 2017 (the “Tranche A1 Facility”), (3) a five-year senior secured tranche term loan facility with an aggregate outstanding principal amount of $1.58 billion as of Mach 31, 2017 (the “Tranche A2 Facility” and, together with the Tranche A1 Facility, the “Term Loan A Facilities”), and (4) a seven-year senior secured term loan facility in an aggregate outstanding principal amount of $466 million as of March 31, 2017 (the “Term Loan B Facility”, and, together with the Term Loan A Facilities, the “Term Loan Facilities”). As discussed above in Note 14— Debt, we completed an amendment to these facilities in November 2016 to: (a) lower the interest rate on the Term Loan B Facility, (b) provide for greater financial flexibility for the Company, and (c) extended the terms of each of these facilities by one year. The Revolving Credit Facility and the Term Loan Facilities, as amended, have the following material terms:

•
Interest. Borrowings incur interest at an index rate plus an applicable margin for each specific facility. The applicable margins for borrowings under the Revolving Credit Facility and borrowings under the Term Loan A Facilities vary and are determined based on our corporate credit rating or corporate family rating.

•
Amortization. Borrowings under the Revolving Credit Facility can be prepaid at any time and can be redrawn until its maturity. The Tranche A1 Facility has no scheduled amortization prior to maturity. The Tranche A2 Facility requires quarterly scheduled amortization at a rate equivalent to 5% per annum, until the remaining principal balance is due at maturity. The Term Loan B facility requires quarterly scheduled amortization at a rate equivalent to 1% per annum, until the remaining principal balance is due at maturity. For the Term Loan Facilities, the required quarterly amortization is reduced by any amounts due under the excess cash flow provision discussed below.

•
Covenants. The Revolving Credit Facility and Term Loan Facilities contain negative covenants customary for financings of this type, including covenants that place limitations on the incurrence of additional indebtedness; the creation of liens; the payment of dividends to a maximum of $75 million annually; sales of assets; fundamental changes, including mergers and acquisitions; loans and investments; negative pledges; transactions with affiliates; restrictions affecting subsidiaries; modification to charter documents in a manner materially adverse to the lenders; changes in fiscal year and limitations on conduct of business. The Revolving Credit Facility and Term Loan Facilities also contain affirmative covenants and representations and warranties customary for financings of this type. In addition, the Revolving Credit Facility and Term Loan A Facilities contain financial covenants requiring, as at the end of, and for, each fiscal quarter of CSRA: (1) a ratio of consolidated total debt to consolidated EBITDA not in excess of 4:50:1:00, stepping down to 4.00 or 3.75, in the event of certain circumstances, (2) a consolidated EBITDA to interest expense ratio of not less than 3.00:1.00, and (3) a ratio of consolidated secured net debt to consolidated EBITDA not to exceed 4.00:1:00, stepping down to 3.75 on June 30, 2017.

•
Excess Cash Flow. The Term Loan Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess annual cash flow and in the event of certain asset sales, casualty events and issuances of debt. Any required excess cash flow payments are due within 90 days following the end of the fiscal year. As of March 31, 2017, the Company determined it did not have to make an additional repayment related to its excess cash flow for fiscal year 2017 since CSRA’s voluntary repayments during the fiscal year exceeded the amount it would otherwise be required to repay.

•	Events of Default. The lenders under the Revolving Credit Facility and the Term Loan Facilities may declare any indebtedness outstanding thereunder due and payable and may cancel any remaining commitments under the Revolving Credit Facility, if an event of default occurs and is continuing. These events of default include a failure to pay principal when due or interest or commitment fees within five days of the date when due; a material inaccuracy of a representation or warranty at the time made; a bankruptcy event; a failure to comply with the covenants, subject to a customary grace period; cross-events of default to material indebtedness; certain material ERISA events; material judgments; actual or asserted invalidity of any guarantee or non-perfection of any material portion of the collateral under the security documents; a change in control; and, with respect to the Revolving Credit Facility and Term Loan A Facilities only, a breach of the financial covenants.
During the fiscal year 2017, the Company made repayments of $50 million on the Revolving Credit Facility. During fiscal year 2017, the Company made $169 million in repayments on the Term Loan Facilities, excluding the impact of the amendment in the third quarter, including $48 million related to the prior year’s excess cash flow provision and a $20 million voluntary prepayment during the fourth quarter of the fiscal year.
In March 2016, CSRA executed a series of hedging transactions to manage the interest rate risk related to $1.4 billion of its Term Loan A Facilities. CSRA’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements (see Note 8—Derivative Instruments for additional information).
We enter into leasing transactions to obtain facilities and equipment to operate our business. Many of these leases are categorized as capital leases and are entered into for service to or the benefit of our customers. Our long-term capital lease obligation increased from $108.5 million at April 1, 2016 to $172.2 million at March 31, 2017. We expect to incur additional capital lease obligations in fiscal year 2018 in support of our business operations and growth.
Our ability to access the capital markets and other sources of funding is highly dependent upon our credit ratings. In addition, the interest rate in certain of our long-term debt is determined, in part, by our credit rating. Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to CSRA by each agency may be subject to revision at any time. Accordingly, CSRA is not able to predict whether its current credit ratings will remain unchanged. Factors that can affect CSRA's credit ratings include changes in its operating performance, its financial position, the outcome of ongoing litigation as well as regulatory action, and changes in its business strategy. If changes in CSRA's credit ratings were to occur, they could impact, among other things, its future borrowing costs and access to capital markets. See “Risk Factors” for additional information.

Equity Transactions
On November 30, 2015, CSRA's Board of Directors approved a share repurchase program authorizing up to $400 million in share repurchases of CSRA's outstanding common stock. The timing, volume, and nature of future share repurchases are at the discretion of management and the Board of Directors, and may be suspended or discontinued at any time. CSRA plans to offset equity grants through share repurchases over time, balancing them with debt reduction and other forms of cash deployment. The repurchase program expires on March 31, 2019. During fiscal years 2017 and 2016, CSRA repurchased and retired a total of 2,757,448 shares of common stock through open market purchases for aggregate consideration of $79 million at an average price of $29.31 per share. CSRA has remaining authorization to repurchase $321 million of common stock as of March 31, 2017 pursuant to its Share Repurchase Program.
During fiscal year 2017, CSRA declared quarterly cash dividends to its common stockholders aggregating $0.40 per share, or approximately $65 million. In the opinion of management, CSRA has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by CSRA's Board of Directors.
Off Balance Sheet Arrangements
As of March 31, 2017, except for the potential obligation associated with a November 2015 agreement with PBGC (see Note 16—Pension and Other Postretirement Benefit Plans to the Consolidated and Combined Financial Statements for additional information), we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
The following table summarizes the expiration of the surety bonds and letters of credit associated with our performance guarantees and expiration of the stand-by letters of credit used in lieu of cash, outstanding as of March 31, 2017 (see Note 21—Commitments and Contingencies to the Consolidated and Combined Financial Statements):

(Dollars in millions)	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020 and Thereafter	Total
Customer purchase commitments	$35	$32	$22	$89
Stand-by letters of credit	20	—	—	20
Surety bonds and other guarantees	12	—	—	12
Total	$67	$32	$22	$121
The following table summarizes our future payments, excluding the effects of time value, on contractual obligations by period as of March 31, 2017:

	1 year or less	1-3 years		More than 5 years
(Dollars in millions)			3-5 years		Total
Debt(a)	$72	$733	$1,345	$466	$2,616
Interest(b)	75	136	90	25	326
Capitalized lease liabilities	79	142	126	63	410
Operating leases	57	136	83	76	352
Minimum purchase obligations	35	54	—	—	89
Total	$318	$1,201	$1,644	$630	$3,793

(a) Includes scheduled principal payments. Excludes capitalized lease liabilities.
(b) Includes scheduled interest payments on long-term debt.

To the extent we can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amounts will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the approximately $45 million of such liabilities at March 31, 2017, we are unable to make a reliable estimate of when amounts, if any, may be paid to the respective taxing authorities.

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

As of March 31, 2017 CSRA’s Consolidated and Combined Financial Statements reflected projected pension benefit obligations that exceeded related plan assets, resulting in a deficit in funded status under GAAP of approximately $459 million for the qualified plans as of March 31, 2017. Under the Code, including ERISA, Pension Protection Act (“PPA”) and the Highway and Transportation Funding Act of 2014 (“HATFA”), the funded value of our aggregate plan assets as of December 31, 2016 exceeded estimated liabilities by approximately $261 million. In addition, at December 31, 2016 our aggregate excess funding balance, which is the amount that would need to be exhausted before we would be required to make additional cash contributions to those plans, was approximately $338 million. Because funding status as determined under the Code, as amended by HATFA, rather than under GAAP, governs our obligation to make required cash contributions to those plans, we do not currently expect to be required to make any cash contributions to our qualified U.S. defined benefit plans for fiscal years 2017, 2018 or 2019, with the exception of any payments required by our November 2015 agreement with PBGC if we are unable to meet certain conditions. We are unable to make a reasonable estimate of the timing and amount of cash outflows for future periods. As a result, pension benefit obligations have been excluded from the above table. See Note 16—Pension and Other Postretirement Benefit Plans to the Consolidated and Combined Financial Statements for further discussion of our pension obligation, including the November 2015 agreement with PBGC.

During fiscal year 2017, we contributed $1 million to postretirement plans. During fiscal year 2017, pension benefits contributions amounted to $8 million. Refer to the Critical Accounting Estimates section below and to Note 1— Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements for further discussion.
Critical Accounting Estimates
Recent accounting pronouncements and the anticipated impact to CSRA are described in the notes to the Consolidated and Combined Financial Statements included in this Form 10-K.
Our Consolidated and Combined Financial Statements have been prepared in accordance with GAAP. Our significant accounting policies are described in Note 1— Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements. The preparation of the Consolidated and Combined Financial Statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the estimates made are for contract-specific issues. Changes to estimates or assumptions on a specific contract could result in a material adjustment to the Consolidated and Combined Financial Statements.
We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the Consolidated and Combined Financial Statements. Our critical accounting estimates relate to revenue recognition, cost estimation and recoverability on long-term, fixed-price contracts; software development costs; estimates used to determine deferred income taxes; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
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

Percentage-of-completion method
Contracts with the U.S. government and certain contracts with customers other than the U.S. government require the use of estimates-at-completion (“EAC”) in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenue using an estimated margin at completion as contract milestones or other input- or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenue recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 39% and 43% of our revenues for fiscal years 2017 and 2016, respectively.

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
We generally review and reassess our sales, cost and profit estimates for each significant contract at least annually or more frequently as determined by the occurrence of events, changes in circumstances and evaluations of contract performance to reflect the latest reliable information available. When changes in estimates of contract sales or costs occur, we make revisions to EACs and reflect changes in the results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Since contract costs are typically incurred over a period of several years, estimation of these costs requires the use of judgment. Factors considered in estimating the cost of the work to be completed include the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, the effect of any delays in performance and the level of indirect cost allocations. For fiscal years 2017, 2016, and 2015 our net EAC adjustments as a percentage of total net sales were 0.5%, 1.5% and 1.9%, respectively. See “Revenue Recognition” within Note 1— Summary of Significant Accounting Policies in our Consolidated and Combined Financial Statements for additional information about EACs recorded within the last three fiscal years.
Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. There were no significant adjustments to income before taxes related to changes in the provision for estimated losses in the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015.
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
Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If a contract is terminated for default, we may not be entitled to recover any of our costs on partially completed work and may be liable to the government for re-procurement costs of acquiring similar products or services from another contractor, and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred prior to the effective date of termination, plus a reasonable profit and settlement expenses. At March 31, 2017, April 1, 2016, and April 3, 2015, we did not have any federal contract terminations in process that would have a material effect on our financial position, annual results of operations or cash flows.
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
We test goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, at each of our reporting units, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include, among other things, a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the disposal of a significant component of a reporting unit; and the testing for recoverability of a significant asset group within a reporting unit. The results of our annual goodwill impairment test for fiscal years 2017 and 2016 indicated that the estimated fair value of each reporting unit significantly exceeded its respective carrying value.
See Note 1—Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements for more information related to our accounting policy related to acquisition accounting and goodwill.

Assumptions to determine retirement benefits costs and liabilities

CSRA recognizes actuarial gains and losses in earnings at the time of plan remeasurement, typically annually during the fourth quarter, rather than amortized over time. CSRA’s accounting policy requires the use of fair value rather than the market-related value of plan assets. The weighted-average of the expected long-term rates of return, for all pension plans, on plan assets utilized to determine net periodic pension cost for fiscal year 2017 and fiscal year 2016 were 7.8% and 7.9%, respectively. The assumption for the expected long-term rate of return on plan assets was selected by taking into account the asset mix of the plan, forward looking asset class returns (adjusted for inflation and real returns) and other factors such as changes in market expectations. CSRA and its advisors carefully analyze the risks and returns associated with various investment classes as plan assets are invested.
Historically, CSRA estimated the service and interest cost components of pension and other post-retirement benefit plans using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In the third quarter of fiscal year 2016, CSRA changed the way it estimates the costs of the service and interest components through a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the net periodic expense to the relevant projected cash flows. The full yield curve approach impacts actuarial gains and losses based upon interest rate expectations, or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations. The individual spot rates are comprised of the rate of return on many high-quality, fixed income corporate bonds of AA rating by one of the nationally recognized statistical rating organizations.
See Note 16—Pension and Other Postretirement Benefit Plans in our Consolidated and Combined Financial Statements for additional information related to management’s determination and use of actuarial assumptions and our approach used to compute interest and service costs.
Assumptions and estimates used to analyze contingencies and litigation
We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising in the normal course of business. The Consolidated and Combined Financial Statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. We consult with legal counsel on issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC 450 “Contingencies.” Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on our consolidated financial results.
New Accounting Standards
See Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our accompanying Consolidated and Combined Financial Statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Financial Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of March 31, 2017 and April 1, 2016, we had $126 million and $130 million, respectively, in cash and cash equivalents. Although we have hedged a significant portion of our interest rate exposure as of March 2017, the interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.

Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 1% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $13 million in fiscal year 2017 and likewise decreased our income from continuing operations before taxes and cash flows.

The return on our cash and cash equivalents balance as of both March 31, 2017 and April 1, 2016 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

We have not entered into any hedging transactions for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CSRA Inc.
Falls Church, Virginia
We have audited the accompanying consolidated balance sheets of CSRA Inc. and subsidiaries (the “Company”) as of March 31, 2017 and April 1, 2016, and the related consolidated and combined statements of operations, comprehensive income, changes in equity, and cash flows for each of the three fiscal years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of CSRA Inc. and subsidiaries as of March 31, 2017 and April 1, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated and combined financial statements, prior to November 27, 2015, the combined financial statements were prepared from separate records maintained by the Company’s former parent and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 24, 2017

CSRA INC.
CONSOLIDATED BALANCE SHEETS

	As of
(Dollars in millions, shares in thousands)	March 31, 2017	April 1, 2016
Current assets
Cash and cash equivalents	$126	$130
Receivables, net of allowance for doubtful accounts of $24 and $21, respectively	748	751
Prepaid expenses and other current assets	126	123
Total current assets	1,000	1,004

Intangible and other assets
Goodwill	2,335	2,332
Customer-related and other intangible assets, net of accumulated amortization of $244 and $201, respectively	775	870
Software, net of accumulated amortization of $89 and $95, respectively	81	41
Other assets	87	69
Total intangible and other assets	3,278	3,312

Property and equipment, net of accumulated depreciation of $694 and $773, respectively	610	530
Total assets	$4,888	$4,846

Current liabilities
Accounts payable	$187	$170
Accrued payroll and related costs	181	200
Accrued expenses and other current liabilities	487	528
Current capital lease liability	44	42
Current maturities of long-term debt	72	128
Dividends payable	21	18
Total current liabilities	992	1,086

Long-term debt, net of current maturities	2,511	2,656
Noncurrent capital lease liability	172	109
Deferred income tax liabilities	272	163
Other long-term liabilities	582	742

Commitments and contingent liabilities (Note 21)

Equity
CSRA Stockholders' Equity:
Common stock, $0.001 par value, 750,000 shares authorized, 163,570 and 162,926 shares issued, and 163,216 and 162,926 outstanding, respectively	—	—
Additional paid-in capital	134	117
Accumulated earnings (deficit)	165	(74)
Accumulated other comprehensive income	31	21
Total CSRA stockholders' equity	330	64
Noncontrolling interests	29	26
Total equity	359	90
Total liabilities and equity	$4,888	$4,846

See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(Dollars in millions, except per share amounts)	March 31, 2017	April 1, 2016	April 3, 2015

Total revenue	$4,993	$4,250	$4,070

Cost of services	3,830	3,576	3,282
Selling, general and administrative expenses	210	187	194
Separation and merger costs	90	118	—
Depreciation and amortization	241	182	137
Operating expenses	4,371	4,063	3,613

Operating income	622	187	457
Interest expense, net	124	53	22
Other expense (income), net	3	(15)	6
Income from continuing operations before taxes	495	149	429
Income tax expense	179	46	161
Income from continuing operations	316	103	268
Loss from discontinued operations, net of taxes	—	—	(2)
Net income	316	103	266
Less: noncontrolling interests	12	16	14
Net income attributable to CSRA common stockholders	$304	$87	$252

Earnings (loss) per common share
Basic:
Continuing operations	$1.86	$0.54	$1.82
Discontinued operations	—	—	(0.01)
	$1.86	$0.54	$1.81

Diluted:
Continuing operations	$1.84	$0.53	$1.82
Discontinued operations	—	—	(0.01)
	$1.84	$0.53	$1.81

See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	April 3, 2015

Net income	$316	$103	$266

Other comprehensive income (loss), net of taxes, related to:
Prior service cost	—	—	3
Transfer of prior service cost due to Spin-Off	—	31	—
Amortization of prior service cost	(8)	(5)	(1)
Foreign currency translation adjustment	—	2	(2)
Unrealized gain (loss) on interest rate swaps	18	(7)	—
Other comprehensive income, net of taxes	10	21	—

Comprehensive income	326	124	266
Less: comprehensive income attributable to noncontrolling interest, net of taxes	12	16	14
Comprehensive income attributable to CSRA common stockholders	$314	$108	$252

See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(Dollars in millions, shares in thousands)	Common Shares	Additional Paid-In Capital	Net Parent Investment	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Non-controlling Interests	Total Equity
Balance at March 28, 2014	—	$—	$1,128	$—	$—	$1,128	$31	$1,159
Net income	—	—	252	—	—	252	14	266
Unfunded pension obligation, net of tax	—	—	—	—	2	2	—	2
Foreign currency translation, net of tax	—	—	—	—	(2)	(2)	—	(2)
Net transfers to Parent	—	—	(313)	—	—	(313)	(17)	(330)
Balance at April 3, 2015	—	$—	$1,067	$—	$—	$1,067	$28	$1,095
Net income from April 3, 2015 to November 27, 2015	—	—	128	—	—	128	11	139
Special Dividend Declared	—	—	(1,148)	—	—	(1,148)	—	(1,148)
Transitory Note to CSC	—	—	(350)	—	—	(350)	—	(350)
Distribution to CSC	—	—	(274)	—	—	(274)	—	(274)
Spin-Off Activity	139,124	(608)	577	—	31	—	—	—
Acquisition of SRA	25,171	779	—	—	—	779	—	779
Shares withheld for Taxes for SRA Shareholders	(367)	(11)	—	—	—	(11)	—	(11)
Net (loss) income from November 28, 2015 to April 1, 2016	—	—	—	(40)	—	(40)	5	(35)
Unfunded pension obligation, net of tax	—	—	—	—	(5)	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	2	2	—	2
Share-based compensation expense	—	4	—	—	—	4	—	4
Share repurchases	(1,768)	(50)	—	—	—	(50)	—	(50)
Cash dividends declared	—	—	—	(34)	—	(34)	—	(34)
Exercise of stock options	222	4	—	—	—	4	—	4
Issuance of restricted stock units	844	—	—	—	—	—	—	—
Shares held for taxes for restricted stock units	(300)	(1)	—	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(18)	(18)
Unrealized losses on swaps, net of taxes	—	—	—	—	(7)	(7)		(7)
Balance at April 1, 2016	162,926	$117	$—	$(74)	$21	$64	$26	$90
Net income	—	—	—	304	—	304	12	316
Unfunded pension obligation, net of tax	—	—	—	—	(8)	(8)	—	(8)
Adjustments related to separation	—	4	—	—	—	4	—	4
Stock based compensation expense	—	29	—	—	—	29	—	29
Share repurchases	(989)	(29)	—	—	—	(29)	—	(29)
Cash dividends declared	—	—	—	(66)	—	(66)	—	(66)
Exercise of stock options	1,038	21	—	—	—	21	—	21
Issuance of restricted stock units	595	—	—	—	—	—	—	—
Shares held for taxes for restricted stock units	(354)	(10)	—	—	—	(10)	—	(10)
Unrealized gain (loss) on swaps, net of tax	—	—	—	—	18	18	—	18
Other	—	2	—	1	—	3	—	3
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Balance at March 31, 2017	163,216	$134	$—	$165	$31	$330	$29	$359
See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in millions)	For the Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net income	$316	$103	$266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	244	192	147
Pension and OPEB actuarial & settlement losses (gains)	(98)	203	8
Stock-based compensation	29	10	18
Excess tax benefit from stock-based compensation	(4)	(1)	—
Deferred income taxes	100	(44)	(3)
Net (gain) loss on dispositions on business and assets	2	(7)	3
Other non-cash items, net	(2)	(5)	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in receivables	15	186	8
(Increase) decrease in prepaid and other assets	(9)	(30)	43
(Decrease) increase in payables and accrued expenses	(29)	(18)	30
Increase in defined benefits liability	(87)	(57)	(5)
Decrease (increase) in other long-term liabilities	6	14	(22)
Other operating activities, net	5	7	(6)
Cash provided by operating activities	488	553	487

Cash flows used in investing activities:
Purchases of property and equipment	(129)	(139)	(70)
Software purchased and developed	(21)	(22)	(8)
Payments for acquisitions, net of cash acquired-
Payments for acquisitions, net of cash acquired	—	(342)	(50)
Extinguishment of SRA long-term debt and costs	—	(1,101)	—
Reimbursement of SRA-related expenses	—	(30)	—
Proceeds from business dispositions	—	34	3
Proceeds from disposals of assets	11	4	8
Other investing	(29)	(9)	—
Cash used in investing activities	(168)	(1,605)	(117)

Cash flows (used in) provided by financing activities
Borrowings under lines of credit	—	200	—
Repayments of borrowings under lines of credit	(50)	(150)	—
Borrowings of long-term debt	234	2,800	—
Payments of long-term debt	(399)	(20)	—
Debt issuance costs	(4)	(56)	—
Proceeds from stock options and other share transactions	5	4	—
Repurchase of common stock	(29)	(50)	—
Special Dividend payment	—	(1,148)	—
Dividends paid	(67)	(16)	—
Repayment of Transitory Note	—	(350)	—
Payments on lease liability	(47)	(17)	(29)
Payments to noncontrolling interest	(9)	(18)	—
Net transfers to CSC	—	(10)	(340)
Other financing	42	8	—
Cash (used in) provided by financing activities	(324)	1,177	(369)

Net (decrease) increase in cash and cash equivalents	(4)	125	1
Cash and cash equivalents at beginning of period	130	5	4
Cash and cash equivalents at end of period	$126	$130	$5
See accompanying notes to Consolidated and Combined Financial Statements

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

CSRA Inc. (“CSRA” or “the Company”) is a provider of IT and professional services primarily to the federal government of the United States of America, including its branches, departments, agencies, and armed forces, which we refer to generally as the “U.S. government.” CSRA delivers IT, mission, and operations-related services across the government to the Department of Defense (“DoD”), the intelligence community and homeland security, civil and healthcare agencies, as well as to state and local government agencies through two business segments: Defense and Intelligence, and Civil.

The Spin-Off

On November 27, 2015 (the “Distribution Date”), Computer Sciences Corporation (“CSC” or “Parent”) completed the spin-off of CSRA, including the Computer Sciences GS Business to CSC shareholders of record (the “Spin-Off”). Prior to CSC’s distribution of the shares of CSRA common stock to CSC stockholders, CSC undertook a series of internal transactions, following which CSRA held the businesses constituting CSC’s North American Public Sector segment, which we refer to as the “Computer Sciences GS Business” together with certain other assets and liabilities. To effect the separation, CSC distributed all of the shares of CSRA common stock on a pro rata basis to the record holders of CSC common stock (the “Distribution”). Following the Distribution, CSC and CSRA paid a special dividend which, in aggregate, totaled $10.50 per share (the “Special Dividend”), of which $2.25 was paid by CSC and $8.25 was paid by CSRA. The portion of the Special Dividend paid by CSC was funded by a note payable to CSC that CSRA repaid with the incurrence of additional indebtedness as described in Note 14—Debt.

The Mergers

Following the Spin-Off, on November 30, 2015, CSRA also completed its mergers which resulted in SRA Companies, Inc. (“SRA Parent”) merging with and into two wholly-owned subsidiaries of CSRA (the “Mergers”). As a result, SRA International Inc. (“SRA”) became an indirect wholly-owned subsidiary of CSRA. Pursuant to the Merger Agreement, CSRA agreed to pay merger consideration consisting of cash and shares of CSRA. Merger consideration consisted of: (1) $390 in cash, and (2) shares of CSRA common stock representing in the aggregate approximately 15.32% of the total number of shares of CSRA common stock outstanding immediately after the Mergers were completed. CSRA common stock began regular-way trading on the New York Stock Exchange on November 30, 2015 under the ticker symbol CSRA.
Basis of Presentation and Principles of Consolidation and Combination
The accompanying Consolidated and Combined Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Spin-Off and the Mergers were not consummated until November 27, 2015 and November 30, 2015, respectively. Accordingly, the accompanying audited financial statements are presented as described below.

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
Amounts in millions, except per share data or unless otherwise noted

The period subsequent to the Spin-Off includes:

•
the Consolidated Financial Statements for the periods of: (a) November 28, 2015 to April 1, 2016, and (b) April 2, 2016 to March 31, 2017, which include the consolidated operating results of CSRA including the activity and operating results of SRA subsequent to the Mergers.

Prior to the Spin-Off, the Company consisted of the business of CSC’s North American Public Sector segment and did not operate as a separate, stand-alone entity; rather, it operated as part of CSC prior to the Spin-Off and its financial position and the related results of operations, cash flows and changes in parent equity were reported in CSC’s Consolidated Financial Statements. After the Spin-Off, CSC does not have any beneficial ownership of CSRA or the Computer Sciences GS Business.

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

The financial statements for the period prior to the Spin-Off are prepared on a carved-out and combined basis from the financial statements of CSC. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the Computer Sciences GS Business. CSC’s cash was not assigned to CSRA or the Computer Sciences GS Business for any of the periods presented prior to the Spin-Off because those cash balances are not directly attributable to the Computer Sciences GS Business or CSRA. All intercompany transactions of CSRA have been eliminated in consolidation and combination.

CSRA reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. For accounting purposes, the Consolidated and Combined Financial Statements for fiscal year 2016 reflect the financial results of SRA from the date of the Mergers to March 31, 2016 consolidated with the Computer Sciences GS Business for the year ended April 1, 2016.

The CEO of CSC served as a member of the board of directors of the Company until August 2016. Consequently, transactions between CSRA and CSC or the Computer Sciences GS Business and other businesses of CSC were reflected as related-party transactions pursuant to the disclosure requirements of ASC 850, Related Party Disclosures, through August 2016; however, CSC was not considered as a related party of the Company after the second quarter of fiscal year 2017. For fiscal years 2016 and 2015, there was $5 and $8 of related party revenue and $5 and $8 of related party expenses, respectively, with CSC. For additional information about the allocation of expenses from CSC prior to the Spin-Off and certain continuing responsibilities between the Company and CSC, see Note 2— Corporate Allocations and Transition Agreements.

For periods prior to the Spin-Off, the Combined Financial Statements include all revenues and costs directly attributable to the Computer Sciences GS Business and an allocation of expenses related to certain CSC corporate functions including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. These expenses had been allocated to the Computer Sciences GS Business based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. The management of CSRA considered these allocations to be a reasonable reflection of the utilization of services by, or benefit provided to, it. However, the allocations may not be indicative of the actual expense that would have been incurred had the Computer Sciences GS Business operated as an independent, stand-alone entity for the periods presented.

Prior to the Spin-Off, CSC maintained various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. The employees of the Computer Sciences GS Business participated in those plans and a portion of the cost of those plans for the periods prior to the Spin-Off is included in the Combined

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Financial Statements for periods prior to the Spin-Off. However, the Combined Balance Sheets do not include any net benefit plan obligations unless the benefit plan covered only the Computer Sciences GS Business's active, retired and other former employees or any expense related to share-based compensation plans. See Note 16—Pension and Other Postretirement Benefit Plans and Note 17—Share-Based Compensation Plans for a further description of the accounting for our benefit plans and share-based compensation, respectively.

For the fiscal year ended April 1, 2016, CSRA changed the method used to estimate the interest and service cost components of net periodic cost for its post-retirement benefit plans. See Note 16—Pension and Other Postretirement Benefit Plans for a discussion of this change.
For periods presented that are prior to the Spin-Off, the Consolidated and Combined Financial Statements include current and deferred income tax expense that has been determined for the legacy Computer Sciences GS Business as if it were a separate taxpayer (i.e., following the separate return methodology).
Reclassification
Certain amounts reported in CSRA’s prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on our net income or financial position as previously reported.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect certain amounts reported in the Consolidated and Combined Financial Statements and accompanying notes. These estimates are based on management’s best knowledge of historical experience, current events and various other assumptions that management considers reasonable under the circumstances. Actual results could differ from those estimates. Amounts subject to significant judgment and/or estimates include, but are not limited to, determining the fair value of assets acquired and liabilities assumed, costs to complete fixed-price contracts, cash flows used in the evaluation of impairment of goodwill and other long-lived intangible assets, certain deferred costs, collectability of receivables, reserves for tax benefits and valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing stock-based compensation and pension plan assets and liabilities.
Summary of Significant Accounting Policies
Revenue Recognition
Substantially all of CSRA’s revenue is derived from contracts with departments and agencies of the U.S. government, as well as other state and local government agencies. CSRA generates its revenue from the following types of contractual arrangements: time and materials contracts, firm-fixed-price contracts and cost-reimbursable-plus-fee contracts. Generally, revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.
Total revenues by customer type were:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
U.S. government	$4,696	$3,882	$3,720
State and local government	287	357	330
Other	10	11	20
Total revenue	$4,993	$4,250	$4,070

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

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
Significant adjustments on a single contract could have a material effect on the Company's Consolidated and Combined Financial Statements. Where such adjustments occur, we generally disclose the nature, underlying conditions and financial impact of the adjustments. No discrete event or adjustments to an individual contract were material to the accompanying Consolidated and Combined Financial Statements for each of the three fiscal years ended March 31, 2017, April 1, 2016, and April 3, 2015.
CSRA’s income from continuing operations before income taxes for the fiscal years ended March 31, 2017, April 1, 2016, and April 3, 2015 included the following gross favorable and unfavorable adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method.

	Fiscal Year Ended
	March 31, 2017		April 1, 2016	April 3, 2015
Gross favorable		$58	$79	$98
Gross unfavorable	—	(34)	(15)	(21)
Total net adjustments, before taxes and noncontrolling interests		$24	$64	$77
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of CSRA’s contracts, developing total revenue and cost at completion estimates requires the use of significant judgment. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other “out-of-pocket” costs that often include, but are not limited to, travel-related costs and telecommunications charges. CSRA recognizes revenue and billable expenses from these transactions on a gross basis because it is the primary obligor on contracts with customers. The contracts that required estimates-at-completion (“EACs”) using the percentage-of-completion method were approximately 39.1%, 43.4% and 42.3% of CSRA’s revenues for the fiscal years ended March 31, 2017, April 1, 2016, and April 3, 2015, respectively.
Certain contracts that require EACs using the percentage-of-completion method are regularly reviewed by CSRA regarding project profitability and underlying estimates. CSRA prepares EACs for its contracts that include an estimated contract operating margin based initially on estimated contract sales and cost. Revisions to EACs are

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

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
CSRA’s U.S. government contracts generally contain Federal Acquisition Regulation (“FAR”) provisions that enable the customer to terminate a contract for default, or for the convenience of the government. If a contract is terminated for default, CSRA may not be entitled to recover any of its costs on partially completed work and may be liable to the government for re-procurement costs of acquiring similar products or services from another contractor and for certain other damages. Termination of a contract for the convenience of the government may occur when the government concludes it is in the best interests of the government that the contract be terminated. Under a termination for convenience, the contractor is typically entitled to be paid in accordance with the contract’s terms for costs incurred prior to the effective date of termination, plus a reasonable profit and settlement expenses. As of March 31, 2017, April 1, 2016, and April 3, 2015, CSRA did not have any contract terminations in process that would have a material effect on the consolidated and combined financial position, results of operations or cash flows.
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
The cost of property and equipment is depreciated using predominantly the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

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

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

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
The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. CSRA tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include the loss of significant business, significant reductions in U.S. government appropriations or other significant adverse changes in industry or market conditions.
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
The assets and liabilities which are valued using the fair value measurement guidance, on a recurring basis, include the Company’s pension assets and derivative instruments consisting of interest rate swap contracts and total return swaps. Most pension assets are valued using model based pricing methods that use observable market data and these inputs are considered Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use observable interest rate yield curves as inputs, which are considered Level 2 inputs. Total return swaps are settled on the last day of every fiscal month. Therefore, the value of any swaps outstanding as of any balance sheet date is not material. No significant assets or liabilities are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These include assets and liabilities acquired in a business combination, equity-method investments and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.
The Company’s financial instruments include cash, trade receivables, vendor payables, derivative financial instruments, debt, and pension assets. As of March 31, 2017 and April 1, 2016, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. As of March 31, 2017 and April 1, 2016, the fair value of the Company’s debt, based on recent trading activity, approximated carrying value. We determined the fair value of our long-term debt using Level 2 inputs, in which fair value is generally estimated based on quoted market

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

prices for identical or similar instruments. See Note 8—Derivative Instruments and Note 16—Pension and Other Postretirement Benefit Plans for a discussion of the fair value of the Company’s derivative financial instruments and pension assets, respectively.

Receivables
Receivables consist of amounts billed and currently due from customers, as well as amounts currently due but unbilled. Unbilled receivables include amounts: (1) to be billed in following month in the ordinary course of business, (2) measured under the percentage-of-completion method of accounting, and (3) retained by the customer until the completion of a specified contract, completion of government audit activities or until negotiation of contract modification or claims. Allowances for uncollectable billed and unbilled receivables are estimated based on a combination of write-off history, aging analysis and any specific and known collectability issues.
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
Income Taxes
Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities. CSRA maintains valuation allowances when, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
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
Net Parent Investment
Net Parent Investment on the Consolidated and Combined Statements of Changes in Equity represents the former Parent’s historical investment in CSRA prior to the Spin-Off, and includes accumulated net income and the net effect of transactions with, and cost allocations from, the former Parent. Note 2— Corporate Allocations and Transition Agreements provides additional information regarding the allocation to CSRA of expenses incurred by the former Parent.
Self-Funded Medical Plans

On January 1, 2017, the Company began self-funding medical insurance for certain groups of its current employees. Self-funded plans include a health maintenance organization, high-deductible, and traditional choice

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

health plans. Further, self-funded plans also include prescription drug and dental benefits. The Company records an incurred but unreported claim liability within accrued expenses and other current liabilities on the consolidated balance sheet for self-funded plans based on an actuarial valuation. The estimate of the incurred but unreported claim liability is based on historical claims and participant data for the medical, dental, and pharmacy related costs.
Derivative and Hedging Activities
The Company primarily uses derivative instruments to manage interest rate risk on outstanding debt. The Company also uses a total return swap program to hedge market volatility on the notional investments underlying the Company’s non-qualified deferred compensation plan.

The Company designates interest rate swaps as hedges for purposes of hedge accounting, through a match of all the critical terms of the derivative and the hedged interest rate risks, and recognizes all such derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. These derivative instruments are classified by their short- and long-term components, based on the fair value anticipated timing occurring within one year or beyond one year. The effective portion of changes in the fair value of derivative instruments designated and that qualify for cash flow hedges are reflected as adjustments to other comprehensive income, net of tax, and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Total return swaps are not designated as hedges for purposes of hedge accounting. These instruments are recorded at their respective fair values and the change in their value is reported in Cost of services and Selling, general and administrative expenses consistent with the changes in value of the non-qualified deferred compensation plan liability with respect to total return swaps.

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
Recent Accounting Pronouncements

New Accounting Standards
During the fiscal year ended March 31, 2017, CSRA adopted the following Accounting Standard Updates (“ASUs”):
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
CSRA early adopted ASU 2016-09, effective for the three months ended July 1, 2016. Certain of the simplification provisions were not applicable to CRSA. The primary impact of adoption was our election to no longer estimate forfeitures, but instead account for the forfeitures as they occur. The change in accounting for

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

forfeitures was applied on a modified retrospective basis; accordingly, a cumulative adjustment of $1.1 was recognized as a reduction of accumulated earnings (deficit) upon adoption. The Company also adopted the simplification provision requiring recognition of excess tax benefits in the income statement as a discrete event and the provision related to the presentation of excess tax benefits and deficiencies within operating activities in the statement of cash flows on a prospective basis. The adoption of this provision was not material to the Company’s financial results for the fiscal year ended March 31, 2017.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). The FASB’s guidance addresses the concern from Stakeholders that there is diversity in practice among companies in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. ASU 2016-15 addresses eight specific cash flow issues, including: debt prepayment or debt extinguishment costs, cash payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid to repurchase debt in an open-market transaction, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, should be classified as cash outflows for financing activities; contingent consideration payments made after a business combination; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. CSRA early adopted this ASU on a retrospective basis in the third quarter of fiscal year 2017. The adoption of this standard did not result in any changes to our consolidated statements of cash flows.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) (“ASU 2015-07”), which eliminates the requirement for entities to categorize within the fair value hierarchy investments for which fair values are measured at net asset value (“NAV”) per share. This standard also removes the requirement to make certain disclosures for all investments measured at fair value using the NAV per share practical expedient. ASU 2015-07 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. CSRA adopted this standard retrospectively during fiscal year 2017. The adoption of this standard did not result in changes to the Company’s financial position, results of operations or cash flows. However, the Company revised its presentation of a significant portion of the pension and other postretirement benefit plan assets, which are valued using NAV as a practical expedient, that had previously been categorized in Level 2 and Level 3 of the fair value hierarchy prior to the adoption of this standard.
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

The new standard requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point-in-time or over time. This and other requirements could change the method or timing of revenue recognition for our firm-fixed-price and cost-reimbursable-plus-fee contract portfolio. As a result, we are applying an integrated approach to analyzing the standard’s impact on our contract portfolio, including a review of accounting policies and practices, evaluating differences from applying the requirements of the new standard to our contracts and current business practices, and assessing the need for system changes or enhancements. We have not yet completed our review of the impact of the new standard. However, we have identified likely effects related to the treatment of option years as discrete contracts and the grouping of promised goods and services into performance obligations for the purpose of recognizing revenue under the new standard. As changes in estimated profit will be recognized in the period they are identified, rather than prospectively over the remaining contract term, the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

on contracts will continue to be recognized in the period they are identified. We have not yet selected a transition date or method nor have we yet determined the effect of the standard on our Consolidated and Combined Financial Statements and, as a result, our evaluation of the effect of the new standard will extend into future periods.

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

In March 2017, the FASB issued ASU No. 2017-07-Compensation- Retirement Benefits (Topic 715) which changes the presentation of net periodic pension and postretirement costs. The guidance requires that service costs associated with pension and postretirement plans be presented in the same financial statement line item as the compensation cost for the related employees. All other net benefit costs must be reported separately from income from operations (if presented). The standard will be effective for the first interim period within annual periods beginning after December 15, 2017 with early adoption permitted. Since CSRA’s defined benefit pension and postretirement plans (the “Plans”) are frozen, the current components of service cost consist of administrative expenses. CSRA is currently evaluating the classification of administrative expenses upon adoption of this standard. CSRA’s other net benefit costs of the Plans may be presented in a separate line item or included in Other (income) expense on the Company’s statement of operations. Since adoption of this ASU will only change the presentation of retirement benefit costs and will have no impact to the Company's financial results, CSRA intends to early adopt this standard during the first quarter of the fiscal year ending March 30, 2018.

Other recently issued ASUs by FASB during fiscal year 2017 and through the filing date of these consolidated and combined financial statements are not expected to have a material effect on these statements.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Note 2—Corporate Allocations and Transition Agreements
Corporate Allocations
The Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows include an allocation of general corporate expenses from CSC for periods prior to Spin-Off. Accordingly, CSRA’s Consolidated and Combined Financial Statements do not necessarily include all the expenses that would have been incurred by the Company had it been a separate, stand-alone entity during that time. The management of CSRA considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, it. The allocation methods include relative headcount, actual services rendered and relative space utilization. Allocations for management costs and corporate support services provided to CSRA totaled $133.4 and $212.4 for the fiscal years ended April 1, 2016 and April 3, 2015, respectively. These amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance, IT and other shared services. Following the Spin-Off, CSRA performs all corporate functions that were previously performed by CSC.

Transition Agreements
In connection with the Spin-Off, CSRA entered into certain agreements that govern the respective rights and responsibilities between CSC and CSRA. CSRA entered into an Intellectual Property Matters Agreement (“original IPMA”) with CSC that governed the respective rights and responsibilities between CSRA and CSC with respect to intellectual property owned or used by each of the companies. Pursuant to the original IPMA, CSC granted CSRA a perpetual, royalty-free, non-assignable license to certain know-how, certain software products, trademarks and workflow and design methodologies. Concurrently, CSRA granted CSC a non-exclusive, perpetual, royalty-free, fully paid-up, non-assignable license to any intellectual property acquired or developed by CSRA within six months following the Spin-Off, including all intellectual property rights of SRA for CSC’s use, which license was limited to use outside CSRA’s field of U.S. federal and certain state and local government customers during the first five years following the Distribution.
Under the original IPMA, CSRA agreed to pay CSC an annual net maintenance fee of $30.0 per year for each of the five years following the Distribution in exchange for maintenance services including the rights to updates and patches of certain products as well as all inventions, modifications, improvements, enhancements and updates derived from certain licensed products. In addition, the agreement called for CSRA to pay CSC additional fees if CSRA’s total consolidated revenues exceeded certain thresholds during the initial five-year term. In December 2015, CSRA paid the $30.0 maintenance fee for year one, which was amortized on a straight line basis over the first year. During the fiscal years ended March 31, 2017 and April 1, 2016, CSRA amortized $20.0 and $10.0, respectively, to expense in Selling, general and administrative (“SG&A”) in the Consolidated and Combined Statements of Operations related to the first year’s payment.
On February 10, 2017, CSRA Inc. and CSC entered into a Relationship Agreement (the “Relationship Agreement”). Pursuant to the Relationship Agreement, the non-competition covenants set forth in the Master Separation and Distribution Agreement, dated as of November 27, 2015, by and between CSRA and CSC (the “MSDA”), restricting CSC’s business activities in certain areas of the U.S. federal, state and local government fields are deemed null and void ab initio. Except with respect to the foregoing, the MSDA will remain in full force and effect. The Relationship Agreement also provides that the Non-U.S. Agency Agreement, dated as of November 27, 2015, between CSRA and CSC (the “Non-US Agency Agreement”), is supplemented to permit CSRA to sell services to certain additional non-U.S. government customers in certain territories (the “Open Jurisdictions”). If CSRA identifies certain opportunities with a governmental entity outside of the Open Jurisdictions, then the Company may request CSC’s consent (to be granted or withheld in good faith) to pursue such opportunity. CRSA’s ability to pursue work internationally through or sponsored by the U.S. government remains intact. The Relationship Agreement also includes certain releases and covenants for each party not to sue the other in regard to the original IPMA.
On February 10, 2017, CSRA also entered into an Amended and Restated Intellectual Property Matters Agreement (the “IPMA”) with CSC which amends and restates the original IPMA. As per the IPMA, subject to

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

certain terms and conditions, CSC will continue to grant CSRA a perpetual, non-exclusive, royalty-free, non-assignable license to certain know-how owned by CSC that we used to run our business prior to the Spin-Off. Under the IPMA, CSC has also assigned certain software and intellectual property rights it had previously licensed to CSRA under the Original IPMA. In addition, CSRA was released from the obligation under the original IPMA to pay the remaining four years of annual maintenance fees of $30.0 to CSC, and instead made a onetime payment of $65.0 to CSC in February 2017. As a result, CSRA will have no further obligation to pay maintenance or product fees to CSC, and will not receive any such service, under any of the aforementioned agreements. As a result, in the fourth quarter of fiscal year 2017 the Company recognized $61.4 of costs related to the IPMA agreement with CSC within Separation and Merger costs in the Consolidated and Combined Statements of Operations. The remaining $3.6 in costs associated with that agreement were capitalized as software or intellectual property and are being amortized over its estimated useful life.
CSRA entered into a Tax Matters Agreement with CSC that governs the respective rights, responsibilities and obligations of CSC and CSRA with respect to all tax matters. CSRA has joint and several liability with CSC to the IRS for the consolidated U.S. Federal income taxes of the CSC consolidated group relating to the taxable periods in which CSRA was part of that group. The Tax Matters Agreement generally limits our responsibility for U.S. Federal taxes to periods (or portions of periods) beginning after the Spin-Off. During the fiscal years ended March 31, 2017 and April 1, 2016, CSRA did not incur charges payable to CSC under the Tax Matters Agreement.
CSRA entered into a Real Estate Matters Agreement with CSC that governs the respective rights and responsibilities between CSRA and CSC following the Spin-Off with respect to certain real property used by CSRA. For the fiscal years ended March 31, 2017 and April 1, 2016, the rental income from the CSC associated with Real Estate Matters Agreement was not significant.
Note 3—Acquisitions and Divestitures
There were no acquisitions or divestitures of other businesses during the fiscal year ended March 31, 2017.
Fiscal Year 2016 Acquisition
As discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, on November 30, 2015, CSRA completed its Mergers with SRA. As a result, SRA became an indirect wholly-owned subsidiary of CSRA.
The Mergers are reflected in CSRA’s financial statements using the acquisition method of accounting, with CSRA being considered the accounting acquirer of SRA. The total merger consideration (“Merger Consideration”) transferred was $2.3 billion, which consisted of: (1) $390 in cash (gross of cash acquired of $48.3): (2) 25,170,564 shares of CSRA common stock representing in the aggregate 15.32% of the total number of shares of CSRA common stock outstanding; (3) $1.1 billion related to SRA debt; and (4) $29.9 of acquiree-related transaction costs. The fair market value of shares was determined based on a volume-weighted average price of $30.95 per CSRA share on November 30, 2015, the first day of CSRA’s regular-way trading on the NYSE.
CSRA recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. See Note 9— Goodwill and Note 10— Intangible Assets for further discussion of the measurement considerations for acquired intangible assets. The following table reflects the fair values of assets acquired and liabilities assumed as of November 30, 2015 (including adjustments subsequent to closing):

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Final allocation:
Cash, accounts receivable and other current assets	$302
Property, equipment and other long-term assets	46
Intangibles—customer relationships, backlog and other intangibles assets	891
Accounts payable and other current liabilities	(193)
Other long-term liabilities	(26)
Deferred tax liabilities	(263)
Total identified net assets acquired	757

Goodwill	1,543

Estimated total purchase consideration and liabilities paid at closing	$2,300

Subsequent to the acquisition, the Company made certain adjustments to provisional amounts previously recognized, which resulted in a $9.7 reduction of the goodwill primarily due to fair value adjustments made to property and equipment, and a reduction in above-market lease liabilities offset, in part, by an increase in related deferred tax liabilities. The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill is not deductible for tax purposes. Goodwill arising from the acquisition has been allocated to CSRA’s reporting units based on the relative fair value of assets acquired. The final allocation of goodwill to CSRA’s reportable segments was as follows: $335.2 allocated to Defense and Intelligence and $1.2 billion allocated to Civil.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents results as if the Spin-Off and the Mergers and the related financing had occurred prior to April 3, 2015. The historical combined financial information of CSRA and SRA has been adjusted in the pro forma information to give effect to the events that are: (1) directly attributable to the transactions, (2) factually supportable, and (3) expected to have a continuing impact on the consolidated and combined results. The consolidated financial information of SRA includes merger and integration costs that are not expected to recur and impact the combined results over the long-term. The unaudited pro forma results do not reflect future events that have occurred or may occur after the transactions, including but not limited to, the impact of any actual or anticipated synergies expected to result from the Mergers. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected prior to April 3, 2015, nor is it necessarily an indication of future operating results.

	Fiscal Year Ended March 31, 2017
	CSRA	Effects of Spin-Off (a)	Effects of Mergers (b)	Pro Forma for Spin-Off and Merger
Revenue	$4,993	$—	$—	$4,993
Income from continuing operations attributable to CSRA Shareholders	304	38	16	358
Income per common share:
Basic	$1.86			$2.19
(a) Income from continuing operations attributable to CSRA Shareholders affected for the Spin-Off excludes $63 of non-recurring costs incurred to give effect to the separation of the Computer Sciences GS Business from CSC.
(b) Income from continuing operations effected for the Merger excludes $27 of non-recurring costs incurred to give effect to the merger of SRA and CSRA.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

	Fiscal Year Ended April 1, 2016
	Historical Computer Sciences GS Fiscal Year Ended April 1, 2016	Historical SRA April 1 - March 31, 2015	Effects of Spin-Off (a)	Effects of Mergers (b)	Pro Forma for Spin-Off and Merger
Revenue	$4,250	$950	$—	$(2)	$5,198
Income (loss) from continuing operations attributable to Parent	87	(40)	80	100	227
Income, per common share:
Basic	$0.54				$1.40
(a) Income from continuing operations attributable to CSRA Shareholders affected for the Spin-Off excludes $87 of non-recurring costs incurred to give effect to the separation of the Computer Sciences GS Business from CSC.
(b) Income from continuing operations effected for the Merger excludes $68 of non-recurring costs incurred to give effect to the merger of SRA and CSRA.

	Fiscal Year Ended April 3, 2015
	Historical Computer Sciences GS Fiscal Year Ended April 3, 2015	Historical SRA April 1 - March 31, 2015	Effects of Spin-Off	Effects of Mergers	Pro Forma for Spin-Off and Merger
Revenue	$4,070	$1,377	$—	$(3)	$5,444
Income (loss) from continuing operations attributable to Parent	254	(16)	(289)	(1)	(52)
Income (loss), per common share:
Basic	$1.82				$(0.32)
Fiscal Year 2016 Divestiture
On April 27, 2015, the Computer Sciences GS Business divested its wholly owned subsidiary, Welkin Associates Limited (“Welkin”), a provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of Defense clients. The Computer Sciences GS Business received consideration of $34.0, and recorded a pre-tax gain on the sale of $18.5, which was included in Other expense (income), net in the Consolidated and Combined Statements of Operations. Included in the divested net assets of $13.8 was $10.7 of goodwill and transaction costs of $1.7. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on the Computer Sciences GS Business’s operations and financial results.
Fiscal Year 2015 Acquisitions
During the fourth quarter of fiscal year 2015, the Computer Sciences GS Business acquired Autonomic Resources for $14.0 in an all-cash transaction. Autonomic Resources, a cloud computing infrastructure provider, was acquired by the Computer Sciences GS Business to expand cloud offerings in the federal and other government markets. This acquisition was intended to help grow the Computer Sciences GS Business presence as a provider of infrastructure-as-a-service, platform-as-a-service, and software-as-a-service cloud offerings to government agencies. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, as follows: $1.3 to assets, $1.1 to liabilities, and $13.8 to goodwill. All of the acquired goodwill is tax deductible. The acquisition of Autonomic Resources is reported in the Civil segment.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

During the second quarter of fiscal year 2015, the Computer Sciences GS Business acquired Tenacity Solutions for $35.5 in an all-cash transaction. The Computer Sciences GS Business acquired this entity primarily to enhance its cyber security, systems engineering and software development service offerings in the federal intelligence sector. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, as follows: $3.9 to assets, $9.4 to an intangible asset other than goodwill, $8.4 to current liabilities and $30.7 to goodwill. The intangible asset, which is associated with customer relationships and government programs, will be amortized over 15 years. All of the acquired goodwill is tax deductible. The acquisition of Tenacity is reported in the Defense and Intelligence segment.
Fiscal Year 2015 Divestiture
During fiscal year 2015, the Computer Sciences GS Business recorded a $1.9 loss from discontinued operations, net of taxes, related to the divestiture of the Applied Technology Division (“ATD”).
Note 4—Earnings Per Share (“EPS”)

On the Distribution Date, CSRA had 139,128,158 common shares outstanding. The calculation of both basic and diluted earnings per share for the fiscal years ended April 1, 2016 and April 3, 2015 utilized the Distribution Date common shares as the basis for the calculation of weighted average common shares outstanding for periods prior to the Spin-Off, because at that time, CSRA did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the Distribution Date.
The calculation of basic earnings per share for the fiscal year ended April 1, 2016 utilized 162,192,759 shares based on the weighted-average shares outstanding between the Distribution Date and the end of the period. The computation of diluted earnings per share excluded stock options and RSUs, whose effect, if included, would have been anti-dilutive. The number of shares related to such stock options was 1,578,000 and 1,598,000 shares for the fiscal years ended March 31, 2017 and April 1, 2016, respectively. The period from the distribution date to the end of fiscal year 2016 was used as the basis for the basic and diluted calculation instead of using the whole twelve-month period.
During fiscal year 2016, the Company entered into a share repurchase agreement (see Note 18— Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)) through which the Company repurchased 989,319 and 1,768,129 shares in fiscal years 2017 and 2016, respectively, which are reflected in the determination of the weighted-average common shares outstanding in the EPS calculations.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Basic earnings per common share (“EPS”) and diluted EPS are calculated as follows:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015

Net income:
From continuing operations	$316	$103	$268
Less: discontinued operations	—	—	(2)
Less: Net income attributable to noncontrolling interests	12	16	14
Net income attributable to CSRA common stockholders	$304	$87	$252

Common share information (in thousands):
Common shares outstanding for basic EPS	163,345	162,193	139,128
Dilutive effect of stock options and equity awards	1,491	1,392	—

Weighted average number of common shares outstanding—diluted (1)	164,836	163,585	139,128

Earnings (loss) per share—basic and diluted:
Basic EPS:
Continuing operations	$1.86	$0.54	$1.82
Discontinued operations	—	—	(0.01)
Total	$1.86	$0.54	$1.81

Diluted EPS:
Continuing operations	$1.84	$0.53	$1.82
Discontinued operations	—	—	(0.01)
Total	$1.84	$0.53	$1.81
(1) Calculated based on number of days the shares were outstanding after the Spin-off and during which CSRA operated as a separate standalone entity for the fiscal year ended April 1, 2016.
Note 5—Receivables
Receivables consist of the following:

	As of
	March 31, 2017	April 1, 2016
Billed trade accounts receivable	$124	$181
Unbilled recoverable amounts under contracts in progress	569	578
Other receivables	79	13
Total accounts receivable	772	772
Less: allowance for doubtful accounts	24	21
Total receivables, net	$748	$751
Unbilled recoverable amounts under contracts in progress generally become billable upon achievement of project milestones, completion of specified contracts, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer. Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and, therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, that are expected to be collected after one year totaled $15.6 and $14.4, as of March 31, 2017 and April 1, 2016, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Changes to the allowance for doubtful accounts for the fiscal years ended March 31, 2017 and April 1, 2016, respectively, are as follows:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016
Beginning balance	$21	$15
Allowance from acquisition for government audit activities	5	6
Write-offs	(2)	—
Ending balance	$24	$21
Sales of Receivables

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
The Purchase Agreement with RBS was subsequently amended. Under the amendment, RBS assigned its rights as a purchaser to The Bank of Tokyo-Mitsubishi UFJ, Ltd (“BTMU”) and The Bank of Nova Scotia, and Mizuho Bank, Ltd., each as a Purchaser. The amendment also converted the receivables purchase facility into a committed facility and extended the initial term to a two-year period.
Under the Purchase Agreement, CSRA can sell eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts up to $450.0 outstanding at any one time. CSRA has no retained interests in the transferred receivables and only performs collection and administrative functions for the Purchaser for a servicing fee.

Beginning April 2, 2016, SRA discontinued selling receivables under its separate accounts receivable purchase agreement described below. The SRA accounts receivable agreement was terminated as of June 27, 2016 and, at that time, SRA became an additional seller under the Purchase Agreement.

CSRA accounts for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognizes the sold receivables from its Consolidated Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. CSRA estimated that its servicing fee was at fair value and, therefore, no servicing asset or liability related to these services was recognized as of March 31, 2017 or April 1, 2016.

We have amended the Purchase Agreement from time to time to broaden the eligibility of receivables for sale under the Purchase Agreement. In the period in which the receivables become eligible for sale, the proceeds from such sales will increase operating cash flow. The table below provides receivable sales activity, including initial sales of newly eligible receivables, under the Facility during the period presented.

	Fiscal Year Ended
	March 31, 2017	April 1, 2016
Sales of billed receivables	$2,006	$1,798
Sales of unbilled receivables	1,149	699
Total sales of receivables	$3,155	$2,497
Collections of sold receivables	$3,089	$2,324
Operating cash flow effect, net of collections and fees from sales	62	170
As of March 31, 2017 and April 1, 2016, there was $37 and $8, respectively, of cash collected by CSRA but not remitted to purchasers. CSRA incurred purchase discount and administrative fees of $4 and $2 for the fiscal years ended March 31, 2017 and April 1, 2016, respectively. These fees were recorded within Other expense (income), net in the Consolidated and Combined Statements of Operations.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

SRA Sale of Receivables

Upon consummation of the Mergers, CSRA assumed SRA’s separate accounts receivable purchase agreement. SRA maintained an accounts receivable purchase agreement under which SRA sold certain accounts receivable to a third party, or the Factor, without recourse to SRA. The Factor initially paid SRA 90% of the receivable and the remaining price was deferred and based on the amount the Factor receives from SRA’s customer.

During the four months ended April 1, 2016, SRA sold $107.7 of its receivables and recognized a related loss of $0.3 in Other income (expense), net. Collections corresponding to these receivable sales were $105.1. The net impact of total receivables sold, net of collections and fees related to accounts receivable sales, was $2.3 for the four months ended April 1, 2016. The net cash proceeds under SRA’s accounts receivable purchase agreement were reported as operating activities in the Consolidated and Combined Statements of Cash Flows.
Note 6—Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	As of
	March 31, 2017	April 1, 2016
Deferred contract costs	$18	$25
Maintenance	35	41
Rent	4	5
Other	69	52
Total prepaid expenses and other current assets	$126	$123
Note 7—Property and Equipment
Property and equipment consists of the following:

	As of
	March 31, 2017	April 1, 2016
Property and equipment—gross:
Land, buildings and leasehold improvements	$237	$233
Computers and related equipment	425	505
Furniture and other equipment	610	530
Construction in progress	32	35
	1,304	1,303
Less: accumulated depreciation	(694)	(773)
Property and equipment, net	$610	$530
Depreciation expense for the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015 was $131.9, $120.2 and $113.7, respectively.
Note 8—Derivative Instruments
Derivatives Designated for Hedge Accounting
The Company utilizes derivative financial instruments to manage interest rate risk related to its Term Loan A Facilities. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of both March 31, 2017 and April 1, 2016, the Company had outstanding interest rate derivatives with a notional value of $1,400 which were designated as a cash flow hedge of interest rate risk.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (“AOCI”), net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reclassified $9.5 of the interest rate expense from AOCI into earnings in the Consolidated and Combined Statements of Operations for the fiscal year ending March 31, 2017. During the next twelve months, the Company estimates that approximately $0, net of tax, will be reclassified from AOCI into earnings.

The fair value of the Company’s derivative financial instruments was an asset of $18.2 and a liability of $11.1 as of March 31, 2017 and April 1, 2016, respectively. These derivative instruments are classified by their short- and long-term components based on the fair value of the anticipated timing of their cash flows. For net liability positions, the current portion is included in the Accounts payable and accrued expenses and the long-term portion is included in Other long-term liabilities in the Consolidated Balance Sheets. For net asset positions, the current portion is included in Prepaid and other assets and the long-term portion is included in Other asset in the Consolidated Balance Sheets.
Under applicable agreements relating to the Company’s interest rate swap, a counterparty could declare the Company to be in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default.
Derivatives Not Designated for Hedge Accounting
Total Return Swaps
The Company utilizes total return swaps derivative contracts to manage exposure to market volatility of the notional investments underlying the Company’s deferred compensation obligations. These arrangements are entered into monthly and are settled on the last day of every fiscal month. For accounting purposes, these arrangements are not designated as hedges. As changes in the fair value of the deferred compensation liabilities are recognized in Cost of services and Selling, general and administrative expenses, so too are the changes in the fair value of the total return swaps derivative contracts. The Company recorded $0 and $1 of gains attributable to the total return swaps in Cost of services and Selling, general, and administrative expenses in the Combined and Consolidated Statements of Operations for the fiscal years ended March 31, 2017 and April 1, 2016, respectively.

Concentrations of Risk
The Company is subject to counterparty risk in connection with its interest rate swap derivative contracts. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The Company mitigates this credit risk by entering into agreements with credit-worthy counterparties. As of March 31, 2017 there was one counterparty, Bank of America, N.A., with greater than a 10% concentration of our total exposure.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Note 9—Goodwill
The following tables summarize the changes in the carrying amount of goodwill, by reportable segment, as of March 31, 2017, April 1, 2016 and April 3, 2015.

	Defense and Intelligence	Civil	Total
Balance as of April 3, 2015	$492	$311	$803
Welkin Divestiture	(11)	—	(11)
Tenacity Solutions Acquisition Working Capital Adjustment	(1)	—	(1)
SRA Acquisition	335	1,206	1,541
Balance as of April 1, 2016	815	1,517	2,332
SRA Purchase Price Adjustment	—	3	3
Balance as of March 31, 2017	$815	$1,520	$2,335
During fiscal year 2016, CSRA recorded $1.5 billion of goodwill in connection with the SRA acquisition, which was allocated to each reportable segment based on the relative fair value of net assets acquired. During fiscal year 2017, the Company made adjustments related to the acquisition of SRA, which resulted in a $3 increase in goodwill. There were no other changes in the balance of goodwill or the allocations to CSRA’s reportable segments during the fiscal year ended March 31, 2017.

Fiscal year 2016 reductions to goodwill of $11 and $(1) relate to the divestiture of Welkin and a working capital adjustment on the Tenacity Solutions acquisition. See Note 3— Acquisitions and Dispositions for additional information.
There were no accumulated impairment losses as of March 31, 2017 or April 1, 2016.
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
As of March 31, 2017, CSRA assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

be tested for impairment. CSRA determined that there have been no such indicators, and therefore, it was unnecessary to perform an interim goodwill impairment assessment as of March 31, 2017.

Note 10—Intangible Assets

On November 30, 2015, CSRA acquired $891 of other intangible assets, as described in Note 3— Acquisitions and Divestitures. The components of the acquired definite-lived intangible assets were: (1) customer relationships intangibles, (2) backlog, and (3) technology. Acquired intangible assets have been recorded at their estimated fair value, and they were determined, with the assistance of an independent third-party valuation specialist, through the use of various discounted cash flow valuation techniques. These valuation techniques incorporated Level 3 inputs as described under the fair value hierarchy of ASC 820, Fair Value Measurements (“ASC 820”). These unobservable inputs reflect CSRA’s own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis.
The customer relationship intangible asset represents the fair value of future projected cash flows that are expected to be derived from sales of services to existing customers. Customer relationships were valued using the excess earnings approach, with a discount rate of 8.50% and an implied royalty range of 6.35% to 8.10%. The asset is being amortized ratably over a weighted-average amortization period of 20 years based upon the information at the time of the Mergers related to the nature of the customer relationships that CSRA acquired, the Company’s experience on customer renewals and expectations associated with customer attrition and growth strategies.

The backlog intangible represents the funded economic value of predominantly long-term contracts, less the amount of revenue already recognized on those contracts. Backlog was valued using the excess earnings approach, with a discount rate of 8.00% and an implied royalty range of 5.90% to 7.50%. The asset was amortized over an amortization period of one year, reflecting the fact that the funded and committed backlog that CSRA acquired was short-term in nature.

Other intangible assets primarily consists of acquired technology and represents the fair value of future cash flow projections taking into account expectations on investments in the technology, current and future use, and the lack of legal limitations.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

A summary of amortizing intangible assets is as follows:

	As of
	March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquisition-related intangibles:
Customer-related intangibles	$948	$(175)	$773
Backlog	65	(65)	—
Other intangible assets	6	(4)	2
Subtotal- acquisition-related intangibles	1,019	(244)	775
Software	170	(89)	81
Total intangible assets	$1,189	$(333)	$856

	As of
	April 1, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquisition-related intangibles:
Customer-related intangibles	$954	$(133)	$821
Backlog	65	(22)	43
Other intangible assets	52	(46)	6
Subtotal- acquisition-related intangibles	1,071	(201)	870
Software	136	(95)	41
Total intangible assets	$1,207	$(296)	$911
Customer-related intangibles, backlog, and software are amortized to expense. Amortization expense for the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015 was $109, $62, and $33, respectively. Other intangible assets, which consist of contract-related intangibles, are amortized as a reduction to revenues and included in Depreciation and amortization in the Consolidated and Combined Statements of Cash Flows. Amortization as a reduction to revenues for the fiscal years ended March 31, 2017, April 1, 2016, and April 3, 2015 was $2.5, $9.2, and $9.7, respectively.
As of March 31, 2017, estimated amortization related to intangible assets for each of the fiscal years 2018, 2019, 2020, 2021, and 2022, is as follows: $77, $82, $76, $67, and $59, respectively.
Purchased and internally developed software (for both external and internal use), net of accumulated amortization, consisted of the following:

	As of
	March 31, 2017	April 1, 2016
Purchased software	$73	$40
Internally developed software for external use	—	1
Internally developed software for internal use	8	—
Total software	$81	$41

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Amortization expense related to purchased software, internally developed software for external use and internally developed software for internal use was as follows:

	Fiscal Years Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Purchased software	$16	$16	$14
Internally developed software for external use	1	1	2
Internally developed software for internal use	1	—	—
Total amortization of software	$18	$17	$16
As of March 31, 2017 estimated amortization related to purchased and internally developed software for each of the fiscal years 2018, 2019, 2020, 2021 and 2022 is as follows: $23, $20, $17, $12, and $7, respectively.
Note 11—Accrued Payroll and Related Costs
Accrued payroll and related costs consisted of the following:

	As of
	March 31, 2017	April 1, 2016
Accrued payroll	$44	$54
Accrued vacation	65	65
Deferred compensation	7	3
Accrued incentive compensation	12	17
Payroll taxes	7	10
Other	46	51
Total	$181	$200
Note 12—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2017	April 1, 2016
Accrued contract costs	$239	$248
Deferred revenue	153	149
Accrued expenses	81	123
Other	14	8
Total	$487	$528
Note 13—Other Long-term Liabilities
Other long-term liabilities consisted of the following:

	As of
	March 31, 2017	April 1, 2016
Deferred revenue	$27	$27
Pension and other postretirement obligations	461	646
Deferred rent	12	13
Deferred compensation	27	44
Other	55	12
Total	$582	$742
Note 14—Debt

At March 31, 2017, CSRA maintains the following debt facilities, as amended: (1) a five-year, senior secured revolving credit facility (the “Revolving Credit Facility”) with a committed borrowing capacity of $700, which was fully available and undrawn as of March 31, 2017, (2) a three-year, senior secured tranche A1 Term loan facility (the “Tranche A1 Facility”), (3) a five-year, senior secured tranche A2 Term loan facility (the “Tranche A2 Facility” and, together with the Tranche A1 Facility, the “Term Loan A Facilities”), and (4) a seven-year, senior secured Term loan B facility (the “Term Loan B Facility”), and, together with the Term Loan A Facilities, the “Term Loan Facilities”). All these facilities are guaranteed by CSRA’s significant domestic subsidiaries (the “Guarantors”) and are secured by substantially all of the assets of CSRA and the Guarantors.
The following is a summary of CSRA’s debt as of March 31, 2017 and April 1, 2016:

	March 31, 2017		April 1, 2016
	Interest Rate(1)	Outstanding Balance	Interest Rate(1)	Outstanding Balance
Revolving credit facility, due November 2021	2.18% - 2.20%	$—	1.98% - 2.36%	$50
Tranche A1 facility, due November 2019	2.06% - 2.41%	570	1.85% - 2.23%	600
Tranche A2 facility, due November 2021	2.18% - 2.53%	1,580	1.98% - 2.36%	1,432
Term Loan B facility, due November 2023	3.28% - 3.75%	466	3.75%	748
Capitalized lease liability	2.35% - 15.09%	216	2.10% - 16.51%	151
Total debt		2,832		2,981
Less: unamortized debt issuance costs		(33)		(46)
Less: current portion of long-term debt and capitalized lease liability		(116)		(170)
Total long-term debt, net of current maturities		$2,683		$2,765
(1) Represents the range of the lowest and highest interest rate during the fiscal year for each facility. Capitalized lease rates are the lowest and highest rates among all leases outstanding during the period.
In November 2015, the Tranche A1 Facility of $600 and $960 of the Tranche A2 Facility were funded in an aggregate amount of $1,560, the proceeds of which were used to fund the Special Dividend and to pay transaction costs of the Spin-Off.

On November 30, 2015, the Company borrowed an additional aggregate amount of $1,240 from the facilities, the proceeds of which were used to fund the cash portion of the Merger Consideration to holders of SRA common stock, to repay substantially all of SRA’s existing indebtedness, to pay for additional transaction costs, and for general corporate purposes.

During the fiscal year 2017, the Company made repayments of $50 on the Revolving Credit Facility. Also during fiscal year 2017, the Company made $169 in repayments on the Term Loan Facilities, including $48 related to fiscal year 2016 excess cash flow and a $20 voluntary prepayment during the fourth quarter of fiscal year 2017.
On November 30, 2016, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”) to the Credit Agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, as pro-rata administrative agent, Royal Bank of Canada, as term loan B administrative agent, MUFG Union Bank, N.A., as collateral agent, and the guarantors and lender parties thereto. Pursuant to the Amendment, the maturities of the Term Loan Facilities and the Revolving Credit Facility under the Credit Agreement were extended by one year. The Amendment provided for, among other things:
(a) a reduction in the margin over indexed interest rates on the Term Loan B Facility of 50 basis points to LIBOR plus 2.50%;
(b) a payment of $230 in the unpaid principal balance of the Term Loan B Facility to a total of $466 and an increase in the borrowing on the Tranche A2 Facility by $234 to a total of $1.63 billion; and
(c) changes to certain existing debt covenants, and terms and conditions to provide greater operational and financial flexibility to the Company.

The Company wrote-off $8.1 of deferred financing fees related to the portion of the loans that were deemed extinguished which are recorded in interest expense, and recorded an additional $4.0 of deferred financing costs related to fees the Company paid associated with the Amendment. Deferred fees associated with the extinguished debt are reflected in Other financing activities within the Consolidated and Combined Statements of Cash Flows.
The Revolving Credit Facility, as amended, bears interest at an interest rate per annum equal to, at CSRA’s option, either: (1) LIBOR plus the applicable margin subject to a 0% LIBOR floor, or (2) the base rate plus the

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

applicable margin. The Term Loan A Facility bears interest at an interest rate per annum equal to, at CSRA’s option, either (1) LIBOR plus the applicable margin subject to a 0% LIBOR floor, or (2) the base rate plus the applicable margin and is payable quarterly. The Term Loan B Facility bears interest at an interest rate per annum, equal to, at CSRA’s option, either: (1) LIBOR plus the applicable margin of 2.50%, subject to a 0.75% LIBOR floor, or (2) the base rate plus the applicable margin of 1.50%, subject to a 1.75% base rate floor and is payable quarterly. The applicable margins for borrowings under the Revolving Credit Facility and the Term Loan A Facilities vary and are determined based on CSRA’s corporate credit or family rating.
Interest expense consisted of the following:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Contractual interest -revolving and term loan credit facilities	$74	$27	$—
Amortization of debt issuance costs	10	4	—
Interest on derivatives and other	32	22	22
Loss on debt extinguishment	8	—	—
Total interest expense	$124	$53	$22
CSRA incurred costs in connection with the Revolving Credit Facility and Term Loan Facilities, which are amortized using the effective interest method over the life of the respective loan. Unamortized debt issuance costs related to the Revolving Credit Facility are recorded as a deferred financing asset and are amortized using the straight line interest method. Unamortized debt issuance costs related to the Term Loan Facilities are recorded as a direct deduction from the carrying amount of the debt liability and are amortized using the effective interest method over the life of the respective loans.
The Term Loan Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess annual cash flow and in the event of certain asset sales, casualty events and issuances of debt. Any required excess cash flow payments are due within 90 days following the end of the fiscal year. As of March 31, 2017, the Company’s calculated excess cash flow payment was $29 related to fiscal year 2017; however, this amount is more than offset by the $89 of voluntary payments made during the year, resulting in no required excess cash flow payment as of March 31, 2017.

Expected maturities of long-term debt, excluding future minimum capital lease payments for fiscal years subsequent to fiscal year 2017, are as follows:

Fiscal Year	Amount (1)
2018	$72
2019	82
2020	651
2021	82
2022	1,263
Thereafter	466
Total	$2,616

(1) This does not include voluntary prepayments of borrowings that the Company may expect to make as such voluntary prepayments are not required under the credit agreement.

The agreements governing our indebtedness contain restrictions and limitations on our ability to engage in activities that may be in our long-term best interests, including covenants that place limitations on the incurrence of

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

additional indebtedness; the creation of liens; the payment of dividends; sales of assets; fundamental changes; including mergers and acquisitions; loans and investments; pledging of assets; engaging in transactions with affiliates; engaging in certain transactions or other actions affecting subsidiaries; modifying the Company’s charter documents in a manner materially adverse to the lenders; changing CSRA’s fiscal year; and certain conduct of the Company’s business.

CSRA’s long-term debt facilities contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default. CSRA was in compliance with all financial covenants associated with its borrowings as of March 31, 2017 and April 1, 2016. See Note 21— Commitments and Contingencies for further discussion of CSRA’s capitalized lease liability.
Note 15—Income Taxes
For purposes of these Consolidated and Combined Financial Statements, the taxes prior to the Spin-Off were computed and reported using the separate return method. Use of the separate return method may result in significant differences when the sum of the amounts allocated to standalone tax provisions are compared with amounts presented in historical combined financial statements. Furthermore, certain tax attributes (e.g., state tax credit carry forwards) reflected in the historical combined financial statements may not have existed at the standalone Computer Sciences GS Business level.
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
The sources of income from continuing operations before taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Domestic entities	$494	$142	$416
Entities outside the U.S.	1	7	13
Total	$495	$149	$429
The components of the provision for income taxes from continuing operations were:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Current:
Federal	$55	$79	$132
State	16	12	27
Foreign	1	2	5
	72	93	164

Deferred:
Federal	91	(42)	(4)
State	16	(5)	1
	107	(47)	(3)
Total income tax expense	$179	$46	$161

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35% and the effective tax rate (“ETR”) for continuing operations are as follows:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax	3.9	3.7	4.2
Noncontrolling interest	(0.9)	(3.7)	(1.1)
Dividend paid to Employee Stock Ownership Plan	(0.1)	(9.5)	0.0
Transaction Costs	—	5.6	0.1
Other items, net	(1.7)	(0.2)	(0.6)
Effective tax rate	36.2%	30.9%	37.6%
The significant components of deferred tax assets and liabilities are as follows:

	As of
	March 31, 2017	April 1, 2016
Deferred tax assets
Employee benefits	$211	$282
Accrued expenses	19	22
Net operating loss and tax credit carry forwards	12	65
Other assets	1	5
Total deferred tax assets	243	374
Valuation allowance	(11)	(9)
Net deferred tax assets	$232	$365

Deferred tax liabilities
Depreciation and amortization	$(392)	$(403)
Contract accounting	(47)	(68)
Investment basis differences	(16)	(8)
Deferred project costs	(30)	(33)
Prepaid expenses	(6)	(16)
Other Liabilities	(13)	—
Total deferred tax liabilities	(504)	(528)
Net deferred tax liabilities	$(272)	$(163)
Historically, it has been the practice and intention of CSRA to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 31, 2017 the cumulative undistributed positive earnings of the Company's foreign subsidiaries and the tax cost of repatriating the cumulative undistributed taxable earnings of these foreign subsidiaries to the U.S. is immaterial. Beginning in fiscal year 2018, CSRA is no longer permanently reinvested with respect to its non-U.S. subsidiaries.
As of March 31, 2017, CSRA had a state net operating loss (“NOL”) carryforward for tax purposes of $30.4, which expires in 2036. As of April 1, 2016, CSRA had federal and state net operating loss (“NOL”) carryforwards for tax purposes of $115.5 and $131.6, respectively. These losses were materially incurred by SRA prior to the acquisition. CSRA had available foreign NOL carryforwards totaling approximately $1.8 and $2.0 as of March 31, 2017 and April 1, 2016, respectively. CSRA has a valuation allowance equal to the full amount of its foreign NOL carryforwards. CSRA did not have a federal credit carryforward for fiscal year 2017 but had a federal credit carryforward of $11.0 as of April 1, 2016. CSRA also did not have a federal Alternative Minimum Tax credit carryforward during fiscal year 2017 but had a federal Alternative Minimum Tax credit carryforward of $0.7 as of April 1, 2016. CSRA had state credit carryforwards of $15.7 and $12.7 as of March 31, 2017 and April 1, 2016, respectively, which expire at various dates through 2026. CSRA has established a valuation allowance equal to the

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

full amount of the state tax credit carryforwards because CSRA believes it is more likely than not that the state tax credit carryforwards will not be utilized in future carryforward periods.
Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. Valuation allowances are evaluated periodically and are subject to change in each future reporting period as a result of changes in various factors. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent financial operations.
Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. The Computer Sciences GS Business has no history of tax audits on a standalone basis. The Company’s effective income tax rate reflects changes to the tax reserves that management considers appropriate. It is reasonably possible that changes to the Computer Sciences GS Business’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that could occur within the next twelve months is not expected to be material.
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
CSRA is subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. As of March 31, 2017 and April 1, 2016, CSRA’s liability for uncertain tax positions was $45.4 and $39.0, respectively, including interest of $0.5 and $0.2, respectively.
The following table summarizes the activity related to CSRA’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Balance, at beginning of year	$39	$24	$25
Net increase related to Spin	—	7	—
Increase related to acquisition	—	7	—
Gross increases related to prior year tax positions	5	1	1
Gross decreases related to prior year tax positions	—	—	(3)
Gross increases related to current year tax positions	1	—	1
Balance, at end of year	$45	$39	$24
CSRA’s liability for uncertain tax positions at March 31, 2017, April 1, 2016 and April 3, 2015, include $45.4, and $39.0 and $8.2, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).
During the year ended March 31, 2017, CSRA had a net increase in accrued interest of $0.3 ($0.2 net of tax) and as of March 31, 2017, has recognized a liability for accrued interest of $0.5 ($0.3 net of tax). During the year ended April 1, 2016, CSRA had a net reduction in accrued interest of $0.5 ($0.3 net of tax) and as of April 1, 2016, recognized a liability for accrued interest of $0.2 ($0.1 net of tax).

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Tax Examination Status
CSRA is currently under examination in several tax jurisdictions. As a result of the Mergers, the tax years that remain subject to examination in certain of CSRA’s major tax jurisdictions are as follows:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States - federal	2008 and forward
United States - various states	2008 and forward
One disputed matter remains unresolved in connection with the Internal Revenue Service’s (“IRS”) examination of SRA’s federal income tax return for 2011. The disputed matter concerns a $136.7 worthless stock deduction for a disposed subsidiary in that period. CSRA believes its tax positions are appropriate and is prepared to defend them vigorously. Furthermore, a tax insurance policy obtained pursuant to the terms of the Merger Agreement limits SRA’s exposure related to this position. It is reasonably possible that changes to CSRA’s unrecognized tax benefits could be significant; however, due to the uncertainty regarding the IRS administrative appeals process and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next 12 months is not expected to be material.
Note 16—Pension and Other Postretirement Benefit Plans
Certain employees of CSRA and its subsidiaries are participants in employer-sponsored defined benefit and defined contribution plans. CSRA’s defined benefit plans include both pension and other postretirement benefit (“OPEB”) plans. As discussed in Note 1— Basis of Presentation and Summary of Significant Accounting Policies, on November 27, 2015, CSC completed the Spin-Off of CSRA, including the Computer Sciences GS Business. Prior to the Spin-Off, the Computer Sciences GS Business recorded the assets, liabilities, and service costs for current employees for the single employer pension and OPEB plans in the Consolidated and Combined Financial Statements. For multi-employer plans, the Computer Sciences GS Business only recorded the service cost related to their current employees in the Consolidated and Combined Financial Statements.
Subsequent to the Spin-Off date, all pension and OPEB plans assets, liabilities, and service costs related to current and certain former employees of CSC and the Computer Sciences GS Business’ were fully absorbed by CSRA. On November 25, 2015, CSC and CSRA entered into an agreement (the “PBGC Agreement”) with the Pension Benefit Guaranty Corporation (“PBGC”), which is a federal agency created to protect pension benefits in private-sector defined benefit plans. Under the PBGC Agreement, the PBGC agreed to close its investigation and CSRA agreed to contribute to the Plan: (1) $50.0 on or before August 31, 2018 (the “First Additional Contingent Payment”), and (2) $50.0 on or before the last day of CSRA’s fiscal year 2019 (the “Second Additional Contingent Payment,” in addition to any other contributions required by law, unless certain conditions are met. CSRA will not be required to contribute the First Additional Contingent Payment if, prior to or as of the last day of CSRA’s 2018 fiscal year, CSRA’s consolidated total net leverage ratio as defined in the PBGC Agreement is 2.75 to 1 or lower, and the Company meets specified credit rating levels as set out in the agreement. In addition, CSRA will not be required to contribute the Second Additional Contingent Payment if prior to the last day of CSRA’s 2019 fiscal year, the Company has permanently repaid certain amounts of its indebtedness on the terms set out in the PBGC Agreement.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Estimation of Service and Interest Costs
Prior to April 1, 2016, CSRA estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. For the fiscal quarter ended January 1, 2016, one previously classified multi-employer pension plan and a previously classified multi-employer OPEB plan were remeasured in connection with the Spin-Off using discount rates following the revised method for estimating service and interest costs described below. Beginning April 1, 2016, CSRA estimates the costs of the service and interest components for all pension and OPEB plans through a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the net periodic expense to the relevant projected cash flows. The more precise application of spot rates reduced the costs for the remeasured pension and OPEB plans by approximately $7.7 for the period ended April 1, 2016.
Defined Benefit Pension Plans
The assets and liabilities for the plans as well as service and interest costs related to current employees are reflected in CSRA’s Consolidated and Combined Financial Statements. The largest U.S. defined benefit pension plan was frozen in fiscal year 2010 for most participants.
On July 19, 2013, CSC completed the sale of a portion of the Applied Technology Division of Computer Sciences’ GS Business, which had a pension and a retiree medical plan. The settlement of the plan remains CSRA’s potential liability upon completion of the related contract pending reimbursement from the government customer. See Note 21— Commitments and Contingencies for further discussion.
The following tables provide reconciliation of the annual changes in the employer pension plans’ accumulated benefit obligations and assets and a related status of funding for fiscal year 2017 and 2016.

Reconciliation of accumulated pension benefit obligation	March 31, 2017	April 1, 2016
Accumulated benefit obligation, at beginning of year	$3,222	$66
Transfer in of projected benefit obligation from Spin-Off	—	3,064
Service cost	12	—
Interest cost	99	38
Settlement activity	(320)	—
Actuarial (gain) loss	(59)	114
Benefits paid	(167)	(60)
Accumulated benefit obligation, at end of year	$2,787	$3,222

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Reconciliation of fair value of plan assets	March 31, 2017	April 1, 2016
Fair value of plan assets, at beginning of year	$2,585	$55
Transfer in of fair value of plan assets from Spin-Off		2,597
Actual return (loss) on plan assets	222	(10)
Company contributions	8	3
Settlement activity	(320)	—
Benefits paid	(167)	(60)
Fair value of plan assets, at end of year	$2,328	$2,585

Unfunded status, at end of year	$(459)	$(637)
During the second and third quarters of fiscal year 2017, the Company extended a voluntary offer of a lump sum settlement to the former employees who were vested participants in its largest U.S. defined benefit pension plan. The lump sum settlements totaled $320.2 and were paid in December 2016 with cash from the plan.
The lump sum settlement resulted in an interim period remeasurement of the plan’s assets and liabilities from April 1, 2016 through December 1, 2016. As part of that remeasurement, the mortality assumption was changed to reflect the most recent mortality studies as updated by the Society of Actuaries, which is the MP-2016 scale. There was no change to the expected long-term rate of return on plan assets from the one used in the April 1, 2016 remeasurement and the change to the discount rate was insignificant. The lump sum settlements resulted in the recognition of a pension settlement benefit of $13.0 and the plan remeasurement resulted in the recognition of a one-time mark-to-market benefit of $101.5 in the third quarter of fiscal year 2017. The effect of the settlements reduced the Company’s pension obligation by $333.2 at December 1, 2016.
The following table provides the amounts recorded in CSRA’s Consolidated Balance Sheets for the pension plan liabilities:

	As of
	March 31, 2017	April 1, 2016
Accrued expenses and other current liabilities	$8	$8
Other long-term liabilities	451	629
Total recorded liability	$459	$637

The components of net periodic postretirement cost (benefit) were as follows:

Net periodic pension cost (benefit)	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Service cost	$12	$—	$—
Interest cost	99	38	3
Expected return on assets	(187)	(71)	(4)
Settlement gain	(13)	—	—
Recognition of actuarial losses (gains)	(81)	195	10
Net periodic pension cost (benefit)	$(170)	$162	$9

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	March 31, 2017	April 1, 2016	April 3, 2015
Discount or settlement rates	4.1%	4.3%	4.5%
Expected long-term rates of return on assets	7.8%	7.9%	7.6%
Rates on increase in compensation levels	N/A	4.3%	N/A
The following table summarizes the weighted average assumptions used in the determination of CSRA’s pension benefit obligations as of March 31, 2017 and April 1, 2016.

	March 31, 2017	April 1, 2016
Discount rate	4.1%	4.0%
Information about the expected cash flows for pension plans as of March 31, 2017, is as follows:

Employer Contributions:
2018	$8

Employer Benefit Payments:
2018	$171
2019	171
2020	175
2021	177
2022	178
2023-2026	897

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Defined Benefit Other Postretirement Benefit Plans
The assets and liabilities for the OPEB plans as well as service costs related to the plans’ participants are reflected in CSRA’s Consolidated and Combined Financial Statements. These statements also reflect the service costs related to current employees and certain former employees of CSC and the Computer Sciences GS Business and the assets and liabilities for the plans. CSRA provides subsidized healthcare, dental and life insurance benefits for certain U.S. employees and retirees, primarily for individuals employed prior to August 1992.
The following tables provide a reconciliation of the changes in the single employer postretirement plan benefit obligations and assets and a statement of the plans’ funded status.

Reconciliation of accumulated	As of
postretirement benefit obligations	March 31, 2017	April 1, 2016
Accumulated benefit obligation, at beginning of year	$93	$15
Transfer in of projected benefit obligation from Spin-Off	—	72
Service cost	1	—
Interest cost	3	1
Actuarial (gain) loss	(4)	7
Benefits paid	(7)	(2)
Accumulated benefit obligation, at end of year	$86	$93

	As of
Reconciliation of Fair Value of Plan Assets	March 31, 2017	April 1, 2016
Fair value of plan assets, at beginning of year	$76	$—
Transfer in of fair value of plan assets from Spin-Off	—	76
Actual return on plan assets	6	1
Company contribution	1	1
Benefits paid	(7)	(2)
Fair value of plan assets, at end of year	$76	$76

Unfunded status, at end of year	$(10)	$(17)
The following table provides the amounts recorded in the Consolidated Balance Sheets for the postretirement benefit plan liabilities.

	As of
	March 31, 2017	April 1, 2016
Current liabilities	$1	$1
Other long-term liabilities	9	16
Total recorded liabilities	$10	$17
As of March 31, 2017, April 1, 2016 and April 3, 2015 the prior service benefit within accumulated other comprehensive income that had not yet been recognized in the Consolidated and Combined Statements of Operations (as a component of net periodic benefit cost) was $32, $46, and $3, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

The components of net periodic postretirement cost related to retirement benefits other than pensions are shown in the table below:

Net periodic benefit costs	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Service cost	$1	$—	$—
Interest cost	3	1	—
Expected return on assets	(6)	(2)	—
Amortization of prior service (benefit) costs	(13)	(7)	(2)
Recognition of actuarial (gain) loss	(5)	8	(2)
Net periodic (benefit) costs	$(20)	$—	$(4)
Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2017, 2016, and 2015 included the following components:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Prior service (credit) cost	$—	$—	$(5)
Amortization of:
Prior service cost (credit)	13	7	2
Total recognized in other comprehensive income	$13	$7	$(3)
Other comprehensive income related to unamortized postretirement benefit plan costs for the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015 was $8.1, net of tax impact of $4.7, $5.2, net of tax impact of $2.3, and $2.0, net of tax impact of $1.3, respectively.
The weighted-averages of the assumptions used to determine net periodic postretirement benefit costs were:

	As of
	March 31, 2017	April 1, 2016	April 3, 2015
Discount or settlement rates	3.8%	4.5%	3.8%
Expected long-term rates of return on assets	7.6%	7.7%	N/A
The following table summarizes the weighted average assumptions used in the determination of CSRA’s postretirement benefit obligations as of March 31, 2017 and April 1, 2016:

	March 31, 2017	April 1, 2016
Discount rate	4.0%	3.8%
The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% for fiscal 2018, declining to 4.5% by 2026 and subsequent years for all retirees. Assumed healthcare cost trend rates can have a significant effect on the amounts reported for the healthcare plans. An increase or decrease of a one-percentage point change in the assumed healthcare cost trend rates would have less than $1 impact on the accumulated postretirement benefit obligation as of March 31, 2017 and net periodic postretirement (benefit) cost for fiscal year 2017.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

The following are expected cash flows for CSRA’s OPEB plans:

Employer Contributions
2018	$1

Employer Benefit Payments
2018	$7
2019	6
2020	6
2021	6
2022	6
2023-2026	31
Multi-employer OPEB Plans
During the fiscal year 2017, CSRA did not have any multi-employer OPEB plans. CSRA’s share of total service cost incurred by the multi-employer OPEB plans for the fiscal years April 1, 2016 and April 3, 2015 were $0.1 and $0.3, respectively. The contribution for the fiscal year ended April 1, 2016 was $0.7.
Pension and OPEB Plan Assets
Pension and OPEB plan assets of both CSRA and its former Parent are held in a single trust. These assets include separate accounts, commingled funds and mutual funds. The plan assets for the single employer plans have been allocated based on the master trust ownership and are disclosed herein. Investment goals and risk management strategy for plan assets takes into account a number of factors including the time horizon of the pension plans’ obligations. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and a reasonable amount of investment return over the long term. Sufficient liquidity is maintained to meet benefit obligations as they become due. Third-party investment managers are employed to invest assets in both passively indexed and actively managed strategies. Equities are primarily invested in domestic and foreign companies across market capitalizations and industries. Fixed income securities are invested primarily in government treasury, corporate credit, mortgage-backed and asset-backed investments. Alternative investment allocations are included in the pension plans to achieve greater portfolio diversity intended to reduce the overall risk of the plans.
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
For the pension trust, an allocation range by asset class is developed. The allocation has a significant weighting to equity investments in part due to the relatively long duration of the plans’ obligations. As of April 2016, the plan fiduciaries adopted investment allocation targets for the pension trust of 31% equities, 23% fixed income securities, and 46% alternative investments. Alternatives include risk parity, global tactical asset allocation, hedge fund, and hedge fund-of-fund allocations. An allocation range is established for each asset class and cash equivalents may represent 0%–10% of the fund. Asset allocations are monitored closely and investment reviews are conducted regularly. CSRA consults with internal and external advisors regarding asset strategy.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Plan Asset Valuation Techniques

Plan Assets Measured at Fair Value
Domestic and global equity separate accounts are categorized as Level 1 and are based on the price of the securities as listed on an open and active exchange on the last trade date.
Cash equivalents are primarily short term money market commingled funds that are categorized as Level 2, except for funds that have quoted prices in active markets, which are classified as Level 1. They are valued at cost plus accrued interest which approximates fair value.
Alternative investment fund securities are measured at fair value if they are held in a mutual fund or in a separate account structure and actively traded through a recognized exchange.
Derivatives are categorized as Level 1 if the securities trade actively on a recognized exchange, as Level 2 if the securities can be valued using observable inputs, or as Level 3 if the securities are valued using significant unobservable inputs.
Plan Assets Measured at Net Asset Value (“NAV”) as a Practical Expedient for Fair Value
Domestic and global equity commingled funds are pooled assets investing in domestic and global equity securities which are reported using a net asset value.
Fixed income commingled funds invest primarily in investment grade corporate bonds and are reported using net asset value.
Alternative investments reported using net asset value are commingled or collective account structures that invest in a wide range of assets including equities, fixed income instruments and commodities.
Hedge funds include both direct and indirect investments in hedge funds and funds of hedge funds. Within this class of assets there are equity funds, fixed income funds, and multi strategy blended allocation funds. Equity and blended allocation funds invest in U.S common and preferred stocks as well as similar equity securities issued by companies incorporated, listed or domiciled in developed and/or emerging market countries. Fixed income and blended allocation funds include investments in high quality funds and, as well as high yield funds. High quality fixed income and blended allocation funds invest in government securities, investment-grade corporate bonds and mortgage and asset-backed securities. High yield fixed income funds invest in corporate issued bonds which are rated below investment grade by nationally recognized statistical rating organization. Hedge funds and hedge funds of funds managers typically seek to achieve their objectives by allocating capital across a broad array of funds and/or investment managers.
The redemption period of hedge funds is generally quarterly and may require up to a 90-day notice. Traditional investments, including commingled or collective fund structures, generally require between zero and five days' notice.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

The fair value of CSRA’s pension and OPEB plan assets by investment category and the corresponding level within the fair value hierarchy as of March 31, 2017 and April 1, 2016 are as follows:

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Equity:
U.S. domestic stocks	$117	$—	$—	$117
Global/international	51	—	—	51
Fixed Income:
Fixed income mutual funds	105		—	105
Mortgage and asset-backed securities	—	31	—	31
Corporate bonds	—	19	—	19
U.S. treasuries	—	22	—	22
Non U.S. government	—	1	—	1
U.S. government agencies	—	1	—	1
Preferred securities	—	1	—	1
Alternatives(a)	198	—	—	198
Cash and cash equivalents	1	37	—	38
Total plan assets subject to leveling	$472	$112	$—	584

Plan assets measured at net asset value:
Domestic equity commingled funds				249
Global equity commingled funds				254
Fixed income commingled funds				363
Alternatives(a)				407
Hedge funds(b)				554
Other plan assets:
Unsettled trade receivables and accrued income				2
Unsettled trade payable and accrued expenses				(9)
Fair value of assets for pension and OPEB plans				$2,404
(a) Represents institutional funds consisting mainly of equities, bonds, or commodities.
(b) Represents investments in diversified fund of hedge funds in which the CSRA pension plans are the sole investor.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

As of April 1, 2016	Level 1	Level 2	Level 3	Total
Equity:
U.S. domestic stocks	$132	$—	$—	$132
Global/international	31	—	—	31
Fixed Income:
Fixed income mutual funds	104	—	—	104
Mortgage and asset-backed securities	—	42	—	42
Corporate bonds	—	27	—	27
U.S. treasuries	—	30	—	30
Non U.S. government	—	2	—	2
U.S. government agencies	—	1	—	1
Alternatives(a)	213	—	—	213
Cash and cash equivalents	—	88	—	88
Total	$480	$190	$—	670

Plan assets measured at net asset value:
Domestic equity commingled funds				355
Global equity commingled funds				192
Fixed income commingled funds				411
Alternatives(a)				477
Hedge funds(b)				620
Other plan assets:
Unsettled trade receivables and accrued income				6
Unsettled trade payable and accrued expenses				(70)
Fair value of assets for pension plans				$2,661
(a) Represents institutional funds consisting mainly of equities, bonds, or commodities.
(b) Represents investments in diversified fund of hedge funds in which the CSRA pension plans are the sole investor.

The asset allocation of pension plans as of March 31, 2017 and April 1, 2016, respectively, is as follows:

	Percentage of Plan Assets as of Year End
Asset Category	March 31, 2017	April 1, 2016
Equity securities	36%	27%
Debt securities	29%	23%
Alternatives	33%	49%
Cash and other	2%	1%
Total	100%	100%
Defined Contribution Plans
Certain employees of CSRA participate in CSRA defined contribution plans, as discussed below.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

CSRA 401(k) Plan
The plan allows employees to contribute a portion of their earnings in accordance with specified guidelines. Generally, matching contributions are made once annually in January following the end of the calendar year. In order to receive such contributions, an eligible participant must be employed on December 31 of the plan year. However, if a participant retires from CSRA prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. Matching contributions made by CSRA to participant accounts vest after 1 year of service. The reported expense related to employer matching contributions during the fiscal years 2017, 2016 and 2015 was $21.5, $22.9, and $24.3, respectively.
SRA 401(k) Plan
CSRA maintains the SRA International, Inc. 401(k) Savings Plan, or the SRA Plan. All regular and full-time employees are generally eligible to participate in the Plan. The Board of Directors can make changes to the matching contribution percentage at any time. The Company’s matching contribution expense related to the SRA Plan for fiscal years 2017 and 2016 was $10.3 and $3.3, respectively. Beginning April 1, 2017, the SRA Plan was merged into the CSRA 401(k) plan. The plan merger is expected to reduce plan administrative costs and will not significantly change the benefits to the SRA Plan participants since the structure of the plans’ were very similar to each other in fiscal year 2017.
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
As of March 31, 2017, $27.2 of deferred compensation liability was included in Other long-term liabilities and $3.1 was included in Accrued payroll and related costs. As of April 1, 2016, $43.5 of deferred compensation liability was included in Other long-term liabilities and $3.2 was included in Accrued payroll and related costs. As of April 3, 2015, $33.4 of deferred compensation liability was included in Accrued payroll and related costs. CSRA’s deferred compensation expenses related to its employees totaled $1.7, $1.0 and $2.2 for fiscal year 2017, fiscal year 2016, and fiscal year 2015, respectively.
Note 17—Share-Based Compensation Plans
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
Prior to the Spin-Off, CSC had two stock incentive plans under which CSC issued stock options, RSUs, and PSUs. Some of these awards vested upon separation of CSC and CSRA, some continue to vest in accordance with their original terms, and some converted into a different type of equity award at separation. CSRA had a net receivable from CSC of $1.3 and a net payable to CSC of $6.5 related to the settlement of equity awards -granted to employees prior to Spin-Off as of March 31, 2017 and April 1, 2016, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

On May 31, 2016, CSRA granted stock options, RSUs and PSU awards relating to 1,538,878 shares that vest ratably over 3 years. The closing stock price on the date of the grant used to determine the fair value of the awards was $24.77 per share. During the remainder of fiscal year 2017, CSRA granted stock options, RSU and PSU awards to employees relating to 105,352 shares that vest ratably over a composite term of 3 years. The weighted average closing stock price on the date of the grants used to determine the award fair value of these awards was $31.32 per share.
On August 12, 2016, CSRA also granted RSUs to non-employee directors relating to 63,500 shares that vest ratably over 1 year. The closing stock price on the date of the grant used to determine the fair value of the award was $25.94.
CSRA issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs and PSUs. As of March 31, 2017, 7,663,307 shares of CSRA common stock were available for the grant of future stock options, RSUs, PSUs or other stock-based incentives to employees of CSRA.
Share-Based Compensation Expense
CSRA recognized share-based compensation expense for the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015 as follows:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Cost of services	$—	$5	$8
Selling, general and administrative expenses	29	5	10
Total	$29	$10	$18
Total, net of tax	$18	$7	$11
The Company recognized $15.2 of share-based compensation expense during the fiscal year ended March 31, 2017 upon the achievement of certain performance conditions associated with replacement awards issued with the Mergers. The share-based compensation in the table above also includes CSRA’s non-employee director grants which totaled $1.6 for the fiscal year ended March 31, 2017. In addition, the share-based compensation listed above included CSRA’s share of the former Parent’s corporate and non-employee director grants for the fiscal years ended April 1, 2016 and April 3, 2015 of $4.3 and $9.5, respectively.
CSRA uses the Black-Scholes-Merton model in determining the fair value of options granted. The risk-free interest rate is based on the zero-coupon interest rate of U.S. government-issued Treasury strips with a period commensurate with the expected term of the options. In fiscal years 2017 and 2016, CSRA determined that there was not enough historical information to determine volatility and expected term for options granted during the periods. As such, the expected term was calculated based on a weighted average of expected terms for CSRA and similar entities. Additionally, the expected volatility was computed based on an average of those same entities. For future grants, as additional company specific historical data is gathered, we expect to change the weight of peer company volatility to CSRA historical volatility and to develop our expectations of expected term. CSRA, as a new public company, considered that history and the average dividend yields of similar entities in order to form a reasonable expectation commensurate with the average expected term for options granted of similar entities. CSRA periodically evaluates its significant assumptions used in the fair value calculation and will continue to incorporate appropriate CSRA inputs and assumptions into its valuation model.
Forfeitures are recorded on an actual basis in the period in which the forfeitures occur.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

The weighted-average grant date fair values of stock options granted for the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015 was $6.02, $14.05 and $18.13 per share, respectively. In calculating the compensation expense for its stock incentive plans, the following weighted-average assumptions were used:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Risk-free interest rate	1.38%	1.67%	2.03%
Expected volatility	30.62%	30.62%	32.94%
Expected term (in years)	4.76	5.63	6.03
Dividend yield	1.6%	1.56%	1.50%
During the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015, CSRA’s tax benefit realized for deductions from exercising stock options was $14.1, $6.3 and $5.6, respectively. CSRA’s excess tax benefit was $3.9 and $0.6 for the fiscal years ended March 31, 2017 and April 1, 2016, respectively.
Stock Options
The following table summarizes the vested and unvested stock options and stock option activity: (i) from March 31, 2014 through November, 2015, for CSRA employees with CSC awards before the Spin-Off, and (ii) the resulting, converted CSRA awards after the Spin-Off and activity from November 27, 2015 through March 31, 2017. The standard vesting schedule for stock options granted subsequent to the Spin-Off is one-third vesting on each of the first, second, and third anniversaries of the grant date. These stock options generally have a contractual term of ten years. Information concerning stock options granted during the fiscal years ended March 31, 2017, April 1, 2016, and April 3, 2015, respectively were as follows:

	Number of Option Shares (in shares)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 28, 2014	1,320,128	$44.15	4.61	$21
Granted	181,213	61.11
Exercised	(611,595)	45.46
Canceled/Forfeited	(73,851)	41.76
Expired	(9,134)	44.70
Outstanding as of April 3, 2015	806,761	$47.18	6.13	$15
Granted	175,680	68.43
Net Transfer	223,090	57.85
Exercised	(105,342)	35.11
Canceled/Forfeited	(18,314)	58.43
Expired	(2,827)	53.62
Outstanding at November 27, 2015, immediately prior to Spin-Off	1,079,048	$24.82	7.07	$47
Conversion of CSC Plan awards to CSRA Plan awards on November 27, 2015	1,203,316	$24.60
Conversion of SRA Plan awards to CSRA Plan awards on November 30, 2015	328,809	15.98
Granted	123,221	27.70

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Exercised	(25,293)	18.86
Canceled/Forfeited	(120,951)	25.03
Expired	(6,555)	18.15
Outstanding as of April 1, 2016	1,502,547	$23.06	7.01	$8
Granted	1,013,118	24.83
Exercised	(303,908)	19.09
Canceled/Forfeited	(147,413)	24.81
Expired	(67,446)	27.31
Outstanding as of March 31, 2017	1,996,898	$24.29	7.80	$10
Expected to vest in the future as of March 31, 2017	1,333,919	$25.10	8.95	$6
Exercisable as of March 31, 2017	662,979	$22.67	5.49	$5
The following table summarizes stock options outstanding at March 31, 2017:

	As of
	March 31, 2017
	Options Outstanding			Options Exercisable
Range of Option Exercise Price (per share)	Number Outstanding (in shares)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number Exercisable (in shares)	Weighted Average Exercise Price (per share)
$11.49 to $15.98	215,998	7.89	$15.10	107,486	$14.22
$15.99 to $24.77	1,218,287	8.00	23.75	273,048	20.21
$24.78 to $31.49	562,613	7.33	28.99	282,445	28.26
	1,996,898			662,979
The intrinsic value of options exercised during the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015, totaled $2.6, $2.4 and $11, respectively. The total intrinsic value of stock options is based on the difference between the fair market value of CSRA’s common stock less the applicable exercise price. The grant-date fair value of stock options vested during the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015, totaled $1.7, $5.6 and $1.0, respectively. The cash received from stock options exercised during the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015, was $5.3, $4.0 and $27.3, respectively.
As of March 31, 2017, unrecognized compensation expense related to unvested stock options totaled $5.5. This cost is expected to be recognized over a weighted-average period of 1.96 years.
Restricted Stock Units
RSUs consist of equity awards with the right to receive one share of common stock of CSRA. The fair value of RSUs granted is equal to the closing CSRA share price at the date of the grant. Upon the settlement date, RSUs are settled in shares of CSRA’s common stock and dividend equivalents. If, prior to the vesting of the RSU in full, the employee’s status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date and any unvested shares are forfeited.
CSRA grants RSUs with service and performance-based vesting terms. Service-based RSUs generally vest over periods of two to three years and are settled for shares of CSRA common stock and dividend equivalents. The performance-based restricted stock units (“PSUs”) generally vest over a period of three years. The number of PSUs

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over the three-year period. PSU awards are settled for shares of CSRA common stock and dividend equivalents. Compensation expense for PSUs during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the table below, such awards are reflected at the number of units originally granted.
The following table summarizes the unvested restricted stock unit activity: (i) from March 28, 2014 through November 27, 2015, for CSRA employees with CSC awards before the Spin-Off, (ii) the resulting, converted CSRA awards after the Spin-Off, and (iii) and new CSRA award activity through March 31, 2017.
Information concerning RSUs (including PSUs) granted during the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015 are as follows:

	Number	Weighted
	of Restricted	Average
	Stock Units	Fair Value
Outstanding as of March 28, 2014	283,886	$38.77
Granted	105,531	61.05
Released/Issued	(54,605)	36.04
Canceled/Forfeited	(45,304)	41.43
Outstanding as of April 3, 2015	289,508	$46.99
Granted	84,150	67.48
Net transfers	62,554	10.07
Released/Issued	(40,692)	40.10
Canceled/Forfeited	(23,310)	45.54
Outstanding at November 27, 2015, immediately prior to Spin-Off	372,210	$38.58

Conversion of CSC Plan awards to CSRA Plan awards on November 27, 2015	407,888	$29.68
Granted	116,692	28.44
Vested	(94,994)	24.29
Canceled/Forfeited	(53,029)	35.96
Outstanding as of April 1, 2016	376,557	$29.39
Granted	694,432	25.78
Vested	(164,936)	26.78
Canceled/Forfeited	(48,139)	29.75
Outstanding as of March 31, 2017	857,914	$26.95
As of March 31, 2017, total unrecognized compensation expense related to unvested restricted stock units totaled $12.9. This cost is expected to be recognized over a weighted-average period of 1.91 years. As of March 31, 2017, accrued unpaid dividends related to restricted stock units outstanding as of the date of the Spin-Off totaled $4.2.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Note 18—Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Dividends Declared
Under the terms of our Term Loan Facilities, the Company may not pay ordinary cash dividends greater than $75, in aggregate, during any fiscal year. During fiscal year 2017, the Company declared a total of $0.40 per share in cash dividends to shareholders and had dividends payable of $16.3 on March 31, 2017. The table below summarizes the dividends declared on CSRA’s common stock during fiscal year 2017.

	Fiscal Year 2017
Date Declared	Dividend per Share	Total Amount
May 25, 2016	$0.10	$16
August 10, 2016	0.10	16
December 15, 2016	0.10	16
March 20, 2017	0.10	16
Total(a)	$0.40	$65
(a) The total amount does not equal the sum of the quarterly amounts due to rounding.
Stock Repurchase Program
On November 30, 2015, the Board authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400. The share repurchases may be executed through various means, including, without limitation, open market transactions, and privately negotiated transactions or otherwise and are in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchase are at the discretion of management and the Audit Committee, and may be suspended or discontinued at any time. The Share Repurchase Program may be terminated, increased, or decreased by the Board in its discretion at any time. The shares repurchase retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings.
During fiscal year 2016, CSRA repurchased 1,768,129 shares of common stock through open market purchases for an aggregate consideration of $50, at an average price $28.23 per share.
During fiscal year 2017, CSRA repurchased 989,319 shares of common stock through open market purchase of an aggregate consideration of approximately $29, at an average price $29.31 per share, and as of March 31, 2017 remained authorized to repurchase $321 of common stock under the program.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Accumulated Other Comprehensive Income (Loss)
The following tables show the activity in the components of other comprehensive income (loss), including the respective tax effects, and reclassification adjustments for the fiscal years ended March 31, 2017, April 1, 2016, and April 3, 2015, respectively. Accumulated other comprehensive income (loss) was as follows:

	As of
	March 31, 2017
	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$1	$(1)	$—
Unrealized gain (loss) on interest rate swap	30	(12)	18
Amortization of prior service credit	(13)	5	(8)
Total other comprehensive income	$18	$(8)	$10

	As of
	April 1, 2016
	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$2	$—	$2
Unrealized gain (loss) on interest rate swap	(11)	4	(7)
Prior service credit	50	(19)	31
Amortization of prior service credit	(7)	2	(5)
Total other comprehensive income	$34	$(13)	$21

	As of
	April 3, 2015
	Before Tax Amount	Tax Impact Increase (Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$(2)	$—	$(2)
Prior service credit	5	(2)	3
Amortization of prior service cost	(2)	1	(1)
Total other comprehensive income	$1	$(1)	$—

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

The following table shows the changes in accumulated other comprehensive income (loss) for fiscal years, 2015, 2016, and 2017.

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Postretirement Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance as of March 28, 2014	$—	$—	$—	$—
Current-period other comprehensive income (loss), net of taxes	(2)	—	3	1
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes and noncontrolling interests	—	—	(1)	(1)
Balance as of April 3, 2015	$(2)	$—	$2	$—
Current-period other comprehensive income (loss), net of taxes	2	(7)	—	(5)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes and noncontrolling interests	—	—	(5)	(5)
Effect of Spin-Off, net of tax	—	—	31	31
Balance as of April 1, 2016	$—	$(7)	$28	$21
Current-period other comprehensive income (loss), net of taxes	—	18	—	18
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes and noncontrolling interests	—	—	(8)	(8)
Balance as of March 31, 2017	$—	$11	$20	$31
Note 19—Supplemental Cash Flow Information
Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Fiscal Years Ended
Supplemental cash flow information:	March 31, 2017	April 1, 2016	April 3, 2015

Cash paid for income taxes	$90	$91	$163
Cash paid for interest	108	48	23

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

Non-cash investing and financing activities include the following:

	Fiscal Years Ended
Supplemental schedule of non-cash activities	March 31, 2017	April 1, 2016	April 3, 2015
Capital expenditures in accounts payable and other liabilities	$38	$25	$14
Capital expenditures for capital lease obligations	119	1	10
Deferred tax liability	110	215	(2)
Non-cash transfers related to Spin-Off	—	(475)	—
Non-cash transactions related to Mergers	—	(11)	—
Non-cash equity consideration issued, net of shares held for taxes for SRA Shareholders	—	(768)	—
Transfers of remaining net parent investment to additional paid-in capital	—	(608)	—

Non-cash investing activities for the fiscal year ended April 1, 2016 included the non-cash effects of the SRA consideration of $779. This balance was based on the total shares issued of 25,170,564. The fair market value of shares was determined based on a volume-weighted average price of $30.95 per CSRA share on November 30, 2015, the first day of CSRA’s regular-way trading on the NYSE.
Note 20—Segment and Geographic Information
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

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

The following table summarizes the operating results and total assets by reportable segments.

	Defense and Intelligence	Civil	Total Segment	Corporate(1)	Total
For fiscal year ending March 31, 2017
Revenues	$2,250	$2,743	$4,993	$—	$4,993
Segment operating income	268	440	708	—	708
Depreciation and amortization expense	137	104	241	—	241

As of March 31, 2017
Total assets	$1,989	$2,583	$4,572	$316	$4,888

For fiscal year ending April 1, 2016
Revenues	$2,067	$2,183	$4,250	$—	$4,250
Segment operating income	273	290	563	—	563
Depreciation and amortization expense	108	74	182	—	182

As of April 1, 2016
Total assets	$1,846	$2,790	$4,636	$210	$4,846

For fiscal year ending April 3, 2015
Revenues	$2,127	$1,943	$4,070	$—	$4,070
Segment operating income	254	292	546	—	546
Depreciation and amortization expense	93	44	137	—	137

As of April 3, 2015
Total assets	$1,331	$830	$2,161	$—	$2,161
(1) Total assets for the Corporate Segment as of March 31, 2017 consist of the following: (1) $99 of cash, (2) $75 of accounts receivable, (3) $82 of property, plant, and equipment, net, (4) $42 of other current assets; and (5) $18 of other long-term assets.

Segment operating income provides useful information to CSRA’s management for assessment of CSRA’s performance and is one of the financial measures utilized to determine executive compensation.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

A reconciliation of segment operating income to operating income is as follows:

	Fiscal Year Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Segment operating income	$708	$563	$546
Pension and OPEB plans actuarial (losses) gains, and pension settlement losses	98	(203)	(8)
Corporate segment expenses	(94)	(55)	(81)
Separation and merger costs	(90)	(118)	—
Operating income	$622	$187	$457
Revenue, property and equipment, total assets, and capital expenditures of CSRA are primarily located in the U.S. for all fiscal years presented above.
During fiscal year 2017 we were involved on approximately 850 contracts, with no single contract accounting for more than 10% of our total net sales in fiscal year 2017. However, CSRA derives a significant portion of its revenues from departments and agencies of the U.S. government which accounted for 92%, 91% and 91% of CSRA’s total revenues for the fiscal years ended March 31, 2017, April 1, 2016, and April 3, 2015, respectively. At March 31, 2017 and April 1, 2016, approximately 94% and 99% of CSRA’s net accounts receivable were due from the U.S. government. Approximately 45% and 51%, respectively, of our total revenues from the DoD (including all branches of the U.S. military) and Intelligence community and approximately 55% and 40%, respectively, of our total revenues from civilian agencies.

Note 21—Commitments and Contingencies
Commitments
CSRA has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the passage of time but sometimes include payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at terms favorable to market rates. Generally, CSRA’s real estate leases have one or more renewal options. Certain leases of real estate are subject to annual escalations for increases in utilities and property taxes. Rental expense amounted to $82.0, $70.5, and $70.2 for the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015, respectively.
Minimum fixed rentals required for the next 5 years and thereafter under operating leases in effect at March 31, 2017, are as follows:

Fiscal Year	Real Estate	Equipment
2018	$43	$4
2019	39	3
2020	37	1
2021	27	—
2022	19	—
Thereafter	76	—
Total	$241	$8
In the normal course of business, CSRA may provide certain customers, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

general, CSRA would only be liable for the amounts of these guarantees in the event that nonperformance by CSRA permits termination of the related contract by the customer. As of March 31, 2017, CSRA had $20 of outstanding letters of credit and $12 of surety bonds relating to these performance guarantees. CSRA believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.
The following table summarizes the expiration of CSRA’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2017:

	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020 and Thereafter	Total
Customer purchase commitments	$35	$32	$22	$89
Stand-by letters of credit	20	—	—	20
Surety bonds and other guarantees	12	—	—	12
Total	$67	$32	$22	$121
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
Capitalized lease liabilities represent obligations due under capital leases for the use of computers and other equipment. The gross amount of assets recorded under capital leases was $528 with accumulated amortization of $210, as of March 31, 2017, and $427 with accumulated amortization of $186, as of April 1, 2016.
The future minimum lease payments required to be made under the capital leases as of March 31, 2017, are as follows:

Fiscal Year	Amount
2018	$79
2019	73
2020	69
2021	64
2022	62
Thereafter	63
Total minimum lease payments	410
Less: Amount representing interest and executory costs	(91)
Less: Amount representing maintenance, taxes, and insurance costs	(103)
Present value of net minimum lease payments	216
Less: Current maturities of capital lease liability	(44)
Noncurrent capital lease liability	$172

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

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
CSRA’s indirect cost audits by the DCAA remain open for fiscal year 2004 and subsequent years for its major Civil agency activities, open for fiscal year 2008 and subsequent years for its major Defense agency activities, and open for fiscal year 2009 and subsequent years for its Intelligence agency activities. For the Defense agency activities, CSRA has Final Indirect Rate Agreements through fiscal year 2007. Although the Computer Science GS business recorded contract revenues subsequent to and including fiscal 2004 based upon an estimate of costs that the Company’s management believes will be approved upon final audit or review, management does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed these estimates, CSRA’s profitability would be adversely affected.
The DCAA has completed audits of SRA’s incurred costs through fiscal year 2011. Since DCAA has not completed its audits of incurred costs for fiscal 2012 and subsequent fiscal years, SRA’s financial results for those years are based upon costs that management believes will be ultimately be approved. If incurred cost audits of SRA result in adverse findings that exceed these estimates, it may have an adverse effect on CSRA’s financial position, results of operations or cash flows.

As of March 31, 2017, CSRA has recorded a liability of $16.5 for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits and reviews.

In connection with the sale of a portion of its Applied Technology Division (“ATD”) in fiscal year 2014, CSC transferred its joint venture interests in Computer Sciences Raytheon (“CSR”) to the purchaser of ATD. CSR is a joint venture formed between CSC and Raytheon Technical Services Company, and its sole business is performance of a single contract for a DoD customer. CSR is the plan sponsor of the CSR pension plan, which was terminated in connection with the termination of the CSR contract with the customer. CSC agreed with the purchaser of ATD that CSC would fund the purchaser’s share of the CSR pension settlement obligation upon plan termination. In addition, the agreement with the purchaser provides that the eventual expected recovery by CSR of such plan termination settlement costs from the customer as provided for under federal Cost Accounting Standards (“CAS”) Section 413, whereby contractors may recover such costs from the government plus interest, will be reimbursed to the business. The CSR pension plan termination process commenced in September 2015. The fair value of CSC’s funding advance obligation net of subsequent expected recoveries was recorded by CSRA prior to CSRA’s separation from CSC. As part of the Spin-Off, CSC and CSRA agreed that CSC would transfer to CSRA all rights, title and interest of the agreement to fund the CSR pension settlement obligation that would otherwise be the responsibility of CSC. Consequently, in September 2016, CSRA made a payment to escrow of $24.7 to fund CSC’s CSR pension settlement obligation. The funds, along with amounts paid by the other joint venture partner, were used by CSR to

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

purchase annuities on behalf of pension plan participants and CSR is seeking reimbursement of these amounts from the customer in accordance with CAS 413.

Unless otherwise noted, CSRA is unable to develop a reasonable estimate of possible loss or range of losses associated with the following contingent matters at this time.

Maryland Medicaid Enterprise Restructuring Project

There are several matters pending between CSC and the State of Maryland (the “State”) related to contracts for work by the Computer Sciences GS business for the State of Maryland’s MERP. These claims include affirmative claims of CSC against the State, a State MERP claim against CSC, and a declaratory judgment action by CSC related to certain discovery requests of the State relating to MERP. If settlement discussions with the State do not resolve these claims, then CSRA will litigate these matters on behalf of CSC and indemnify CSC for the costs of litigation and any other costs or liabilities CSC may incur in the litigation. Recovery by CSC related to these claims will be credited to CSRA.
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

On August 22, 2014, the State unilaterally suspended performance under the contract for 90 days and repeatedly extended the suspension until providing a Notice of Default termination in October 2015. As the result of the suspension and other actions and inactions by the State in performance of its obligations under the contract, in October 2014, CSC filed additional claims under various legal theories, such that currently the total amount claimed by CSC is approximately $80.0.

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

CSRA challenged the legal basis of the State’s termination for default in a claim for $83.0 filed with the State on December 14, 2015. The claim subsumes the quantum of the prior claims and seeks to convert the termination to a convenience termination. The State has not rendered a decision on the latest claim; however, if it is denied, CSRA will appeal through litigation at the State Board.

On December 22, 2015, the State filed a motion to dismiss CSC’s claim with the State Board (the “Motion”). CSC responded to the State’s Motion on January 19, 2016. As set forth in CSC’s brief, the four arguments made in the State’s Motion are based on an incomplete and flawed discussion of the MERP contract and the factual record.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

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
The State claim seeks damages in excess of $30.0. Categories of damages include: the full amount paid to CSC, $30.0; costs that are incurred by the State in procuring substitute performance; amounts paid by the State to its project management consultant; lost federal reimbursement; and additional costs incurred by the State, including wages, attributable to CSC’s alleged breach.
The State claim is based solely on issues raised in the State’s February 14, 2014, and March 14, 2014, cure notices which we believe were fully addressed by CSC within the relevant time frame. No new facts are contained in the State claim. Subsequent to the cure notices, the State unilaterally suspended contract performance for over one year.
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
The parties resumed exploring settlement options on CSC’s and the State’s claim but have not concluded any settlement. Because those discussions have not progressed, litigation has been resumed and CSRA expects to consolidate, on behalf of CSC, all of CSC’s claims against the State with any claims arising from the default termination. Management has evaluated the recoverability of assets related to the contract in light of these developments and concluded that no adjustments to its financial statements are required. Further, we have assessed the legal risk associated with the State claim under ASC 450 and have concluded at this time that no reserve is required.

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

Plaintiffs filed a motion for class certification on June 9, 2015 and on June 3, 2016, the Court entered an order granting the plaintiffs’ motion for conditional certification of the class of system administrators. The conditionally

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

certified FLSA and putative classes include approximately 1,285 system administrators, of whom 407 are employed by CSRA and the remainder employed by CSC. We expect that, following a period during which potential class members may opt-in the action and discovery is completed, the court will determine whether the case will proceed to trial or whether to decertify the class. If the action is decertified, then only individual claims may proceed to trial.
CSC filed its opposition to plaintiffs’ motion for class certification on July 15, 2016. Plaintiffs filed their reply brief on August 12, 2016 and the matter is currently under advisement with the Court.

CECOM Rapid Response Demand Letter

On July 12, 2013, the U.S. Army’s Communications-Electronics Command (“CECOM”) issued a demand letter based upon DCAA audit reports and Forms 1, for reimbursement in the amount of $235.2 in costs that CSC allegedly overcharged under its Rapid Response (“R2”) contract (contract by placing CSC, interdivisional, teammate, and vendor employees in R2 labor categories for which they were not qualified. CSC’s position is that, in most instances, the individuals in question met the contract requirements for their labor categories, and that, in all instances, DCAA and CECOM have ignored the value the government received for CSC’s work.

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

Southwest Asia Employment Contract Litigation

Rishell v. CSC, a single plaintiff lawsuit, was filed in February 2013 in Florida (“Rishell”).  In April 2013, a second lawsuit, Rhodes v. CSC, with five plaintiffs was filed in Mississippi (“Rhodes”). Each case involves a claim that the plaintiffs, who were employees working as civilian government contractors in Southwest Asia, were hourly employees of CSC who were entitled to receive overtime wages rather than salaried employees. The cases were consolidated before the United States District Court for the Eastern District of Virginia in 2014. Summary judgment was granted in favor of the plaintiffs in each case.
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

In addition to the two consolidated cases that were the subject of the Fourth Circuit’s opinion, there is a similar case involving approximately 90 individuals pending before a federal court in Louisiana for which CSRA would be obligated to indemnify CSC. Plaintiffs in that case similarly claim that they were hourly rather than salaried employees, and thus are entitled to overtime for time worked in excess of 40 hours per week. It is reasonably possible that the trial courts considering the case will adjudicate judgments against CSC awarding damages, although these plaintiffs’ claims will be adjudicated based on their respective merits and the applicable law (including defenses available to CSC), which varies from plaintiff to plaintiff. As of March 31, 2017, the range of possible losses for this case for which the Company would be required to indemnify CSC is between $1.3 and $8.5.

CSRA INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts in millions, except per share data or unless otherwise noted

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
Note 22—Subsequent Events
Dividend Declared
On May 18, 2017, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share, payable on July 12, 2017 to CSRA stockholders of record at the close of business on June 15, 2017.
Acquisition
On May 22, 2017, the Company executed an agreement for the acquisition of NES Associates, LLC (“NES”) for approximately $105 million in cash, subject to closing adjustments. NES is a provider of IT services to the U.S. government. The transaction is expected to close in the first half of fiscal year 2018, subject to regulatory approvals and the conditions and terms of the agreement.
* * * *

CSRA INC.
SUPPLEMENTARY DATA - SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

	Fiscal Year 2017
(Dollars in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,254	$1,263	$1,222	$1,254
Costs of services (excludes depreciation and amortization and restructuring costs)	991	983	866	990
Income before income taxes	106	124	204	61
Net income	68	80	128	40
Net income attributable to CSRA common stockholders	65	76	126	37

Earnings per common share(a):
Basic	$0.40	$0.46	$0.77	$0.23
Diluted	$0.39	$0.46	$0.76	$0.22

	Fiscal Year 2016
(Dollars in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$959	$969	$1,032	$1,290
Costs of services (excludes depreciation and amortization and restructuring costs)	775	757	817	1,227
Income before income taxes	109	88	58	(107)
Net income	67	53	51	(68)
Net income attributable to CSRA common stockholders	63	48	48	(72)

Earnings (loss) per common share(a):
Basic	$0.45	$0.35	$0.30	$(0.44)
Diluted	$0.45	$0.35	$0.29	$(0.44)

(a) On the Distribution Date, CSRA had 139,128,158 common shares outstanding. The calculation of both basic and diluted earnings per share for the first and second quarter of fiscal year 2016 utilize the Distribution Date common shares because at that time, CSRA did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the Distribution Date. Additionally, the calculation of both basic and diluted earnings per share for the third and fourth quarter of fiscal year 2016 utilized the Distribution Date to period end weighted average shares, which includes the issuance of CSRA common stock in connection with the Mergers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
CSRA’s management, with the participation of CSRA’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of CSRA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on that evaluation, CSRA’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, CSRA’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that CSRA files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2017 and concluded that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report On Internal Control Over Financial Reporting
The management of CSRA prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report. This responsibility includes establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company’s internal control over financial reporting is based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2017.
Deloitte & Touche LLP issued an attestation report dated May 24, 2017, concerning the company’s internal control over financial reporting. The Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2017, have been audited by the independent registered public accounting firm of Deloitte & Touche LLP in accordance with the standards of the Public Company Accounting Oversight Board of the United States.
/s/ Lawrence B. Prior III
Chairman, Chief Executive Officer and President
/s/ David F. Keffer
Executive Vice President and Chief Financial Officer
May 24, 2017

Report of the Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
CSRA Inc.
Falls Church, Virginia
We have audited the internal control over financial reporting of CSRA Inc. and subsidiaries (the "Company") as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended March 31, 2017 of the Company and our report dated May 24, 2017 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 24, 2017

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see “Executive Officers of the Registrant” in Part I of this Annual Report.
Additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after March 31, 2017.
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
Item 11. Executive Compensation

Information required by Item 11 with respect to executive compensation is incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after March 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after March 31, 2017.

Item 13. Certain Relationships and Related Party Transactions and Director Independence
Information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees is incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after March 31, 2017.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 with respect to principal accounting fees and services is incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after March 31, 2017.

PART IV

Item 15. Exhibits, Financial Schedules

The financial statements are filed as part of this report under PART II—Item 8—Financial Statements and Supplementary Data. All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated and Combined Financial Statements and notes thereto.
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated by reference. Exhibits in the Exhibit Index marked with an asterisk (*) constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.
Item 16. Form 10-K Summary

Not applicable.

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
4.1
Registration Rights Agreement, dated as of November 30, 2015, among CSRA Inc. and the SRA Stockholders specified therein (incorporated by reference to Exhibit 10.8 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

4.2
Amendment No. 1 to the Registration Rights Agreement, dated as of February 3, 2017, by and among CSRA Inc., Providence Equity Partners VI L.P. and Providence Equity Partners VI-A L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 2, 2017, File No. 001-37494)

4.3
Amendment No. 2 to the Registration Rights Agreement, dated as of February 3, 2017, by and among CSRA Inc., Dr. Ernst Volgenau and EVSH LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 2, 2017, File No. 001-37494)

10.1
Tax Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.1 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.2
Employee Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.2 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.3
Real Estate Matters Agreement, dated as of November 27, 2015, between Computer Sciences Corporation and CSRA Inc. (incorporated by reference to Exhibit 10.3 to CSRA Inc.'s Current Report on Form 8-K filed December 2, 2015, File No. 001-37494)

10.4 **	Amended and Restated Intellectual Property Matters Agreement, dated as of February 10, 2017, between Computer Sciences Corporation and CSRA Inc.
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

10.15*	Employment Agreement, dated December 20, 2016, between the Company and Lawrence B. Prior III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed Dec. 21, 2016).
10.16
Amendment No. 1 to Second Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of February 26, 2016, among CSRA LLC (f/k/a CSC Government Solutions LLC), the Purchaser parties thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent for the Purchasers (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed Aug. 11, 2016) (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed Aug. 11, 2016).

10.17
Second Amendment to Second Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of June 27, 2016, among CSRA LLC (f/k/a CSC Government Solutions LLC), the Purchaser parties thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent for the Purchasers (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed Aug. 11, 2016).

10.18
Joinder to Receivables Purchase Agreement, dated as of June 27, 2016, among SRA International, Inc., the Purchaser parties thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent for the Purchasers (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed Aug. 11, 2016).

10.19
First Amendment to Credit Agreement, dated as of November 30, 2016, by and among CSRA Inc. The Bank of Tokyo-Mitsubishi UFJ, Ltd., in its capacity as administrative agent under the Pro Rata Facilities (as defined thereunder), Royal Bank of Canada, in its capacity as administrative agent under the Term Loan B Facility, MUFG Union Bank, N.A., in its capacity as collateral agent, and the guarantors and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed Nov. 30, 2015).

10.20*	2015 Omnibus Incentive Plan-Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed Feb. 8, 2017).
10.21*	2015 Omnibus Incentive Plan-Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed Feb. 8, 2017).
10.22*	2015 Omnibus Incentive Plan-Service Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed Feb. 8, 2017).
21	Subsidiaries of CSRA Inc.
23	Consent of Deloitte & Touche LLP

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
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
** Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSRA INC.

	By:	/s/ Lawrence B. Prior III
Name: Lawrence B. Prior III
Title: President and Chief Executive Officer
Date: May 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 24, 2017.

Signature	Title
/s/ Lawrence B. Prior III Lawrence B. Prior III	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ David F. Keffer David F. Keffer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ William Luebke William Luebke	Vice President and Controller (Principal Accounting Officer)
/s/ Nancy Killefer Nancy Killefer	Chairman/Director
/s/ Keith B. Alexander Keith B. Alexander	Director
/s/ Sanju K. Bansal Sanju K. Bansal	Director
/s/ Michèle A. Flournoy Michèle A. Flournoy	Director
/s/ Mark A. Frantz Mark A. Frantz	Director
/s/ Craig Martin Craig Martin	Director
/s/ Sean O’Keefe Sean O’Keefe	Director
/s/ Michael E. Ventling Michael E. Ventling	Director
/s/ Billie I. Williamson Billie I. Williamson	Director
/s/ John F. Young John F. Young	Director