Form 10-Q
period 2017-06-30
CSRA Inc.
filed 2017-08-09
CIK 1646383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
163,474,937 shares of Common Stock, $0.001 par value, were outstanding on August 4, 2017.

CSRA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     CSRA INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS (unaudited)

	As of
(Dollars in millions, shares in thousands)	June 30, 2017	March 31, 2017
Current assets
Cash and cash equivalents	$194	$126
Receivables, net of allowance for doubtful accounts of $26 and $24, respectively	814	748
Prepaid expenses and other current assets	102	126
Total current assets	1,110	1,000

Intangible and other assets
Goodwill	2,335	2,335
Customer-related and other intangible assets, net of accumulated amortization of $256 and $244, respectively	763	775
Software, net of accumulated amortization of $101 and $89, respectively	73	81
Other assets	83	87
Total intangible and other assets	3,254	3,278

Property and equipment, net of accumulated depreciation of $690 and $694, respectively	623	610
Total assets	$4,987	$4,888

Current liabilities
Accounts payable	$157	$187
Accrued payroll and related costs	183	181
Accrued expenses and other current liabilities	525	487
Current capital lease liability	45	44
Current maturities of long-term debt	84	72
Dividends payable	18	21
Total current liabilities	1,012	992

Long-term debt, net of current maturities	2,549	2,511
Noncurrent capital lease liability	188	172
Deferred income tax liabilities	268	272
Other long-term liabilities	559	582

Commitments and contingent liabilities (Note 13)

Equity
Stockholders’ Equity:
Common stock, $0.001 par value, 750,000 shares authorized, 163,881 and 163,570 shares issued, and 163,367 and 163,216 shares outstanding, respectively	—	—
Additional paid-in capital	127	134
Accumulated earnings	225	165
Accumulated other comprehensive income	27	31
Total stockholders’ equity	379	330
Noncontrolling interests	32	29
Total equity	411	359
Total liabilities and equity	$4,987	$4,888
See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(Dollars in millions, except per share amounts)(shares in thousands)	June 30, 2017	July 1, 2016

Total revenue	$1,229	$1,254

Cost of services	979	1,015
Selling, general and administrative expenses	49	56
Separation and merger costs	5	5
Depreciation and amortization	60	65
Operating expenses	1,093	1,141

Operating income	136	113
Net benefit of defined benefit plans	21	24
Interest expense, net	(30)	(30)
Other expense, net	(1)	(1)
Income before income taxes	126	106
Income tax expense	46	38
Net income	80	68
Less: noncontrolling interests	3	3
Net income attributable to CSRA common stockholders	$77	$65

Earnings per common share:
Basic	$0.47	$0.40
Diluted	$0.47	$0.39

Common share information (weighted averages, in thousands):
Common shares outstanding— basic	163,386	163,275
Dilutive effect of stock options and equity awards	1,594	1,663
Common shares outstanding— diluted	164,980	164,938

Cash dividend per common share	$0.10	$0.10

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016

Net income	$80	$68

Other comprehensive income (loss), net of taxes, related to:
Amortization of prior service cost	(2)	(2)
Unrealized gain on derivatives	(2)	(6)
Other comprehensive income (loss), net of taxes	(4)	(8)

Comprehensive income	76	60
Less: comprehensive income attributable to noncontrolling interest, net of taxes	3	3
Comprehensive income attributable to CSRA common stockholders	$73	$57

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in millions)	Three Months Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net income	$80	$68
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60	67
Stock based compensation	4	3
Excess tax benefit from stock based compensation	(1)	(1)
Deferred income taxes	(2)	—
Net loss on dispositions of business and assets	—	2
Changes in assets and liabilities, net of acquisitions and dispositions:
(Increase) decrease in assets	(39)	14
(Decrease) increase in defined benefit plan liability	(20)	7
(Decrease) increase in other liabilities	2	(10)
Other operating activities, net	3	6
Cash provided by operating activities	87	156

Cash flows used in investing activities:
Purchases of property and equipment	(29)	(34)
Software purchased and developed	(2)	(4)
Proceeds from disposals of assets	6	—
Other investing activities, net	19	(5)
Cash used in investing activities	(6)	(43)

Cash flows used in financing activities:
Borrowing on revolving credit facility	55	—
Repayments of revolving credit facility	—	(48)
Borrowings of long term debt	184	—
Payments of long-term debt	(191)	(50)
Debt issuance cost	(2)	—
Proceeds from stock options and other common stock activity, net	1	8
Repurchase of common stock	(14)	—
Dividends paid	(17)	(18)
Payments on lease liability	(10)	(7)
Other financing activities, net	(19)	5
Cash used in financing activities	(13)	(110)

Net increase in cash and cash equivalents	68	3
Cash and cash equivalents at beginning of period	126	130
Cash and cash equivalents at end of period	$194	$133

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 1—Description of the Business, Basis of Presentation and Recent Accounting Pronouncements

Description of the Business

CSRA Inc. (“CSRA” or the “Company”), a provider of IT and professional services, delivers IT, mission, and operations-related services across the U.S. government, including to the Department of Defense (“DoD”), Department of Homeland Security (“DHS”), the intelligence community, civil and healthcare agencies, and to state and local government agencies through two business segments: (1) Defense and Intelligence, and (2) Civil.
NES Acquisition
In May 2017, CSRA executed an agreement for the acquisition of NES Associates, LLC (“NES”), a provider of IT services to the U.S. government, for approximately $105 million in cash, subject to closing adjustments. The transaction closed in July 2017; and NES became a wholly-owned subsidiary of CSRA on the date of closing.
The NES acquisition will be reflected in CSRA’s financial statements beginning in the second quarter of fiscal year 2018 using the acquisition method of accounting, with CSRA being considered the accounting acquirer of NES. Due to the recency of the acquisition, the initial purchase accounting for this acquisition was not completed at the time of issuance of these financial statements.
CSRA will record the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. See Note 4—Goodwill and Other Intangible Assets for further discussion of the measurement considerations for intangible assets.
Basis of Presentation
The accompanying unaudited Consolidated and Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. The interim period unaudited Consolidated and Condensed Financial Statements are presented as described below.
All intercompany transactions and balances have been eliminated. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included.
CSRA reports its results based on a fiscal year convention comprised of four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date.
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of CSRA’s contracts, developing total revenue and costs at completion estimates requires significant judgment. Contract costs include direct labor and billable expenses, allocation of allowable indirect costs, and warranty obligations. CSRA recognizes revenue and billable expenses from these transactions on a gross basis because it is the primary obligor on contracts with customers. The contracts that required estimates-at-completion (“EACs”) using the percentage-of-completion method were approximately 35%, and 37% of CSRA’s revenues for the three months ended June 30, 2017, and July 1, 2016, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

CSRA’s income before income taxes and noncontrolling interest for the three months ended June 30, 2017 and July 1, 2016 included the following gross favorable and unfavorable adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method.

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016
Gross favorable	$18	$11
Gross unfavorable	(6)	(8)
Total net adjustments, before taxes and noncontrolling interests	$12	$3
Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and, therefore, any adjustments to these amounts related to credit quality are accounted for as a reduction of revenue. Unbilled amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, that are expected to be collected after one year totaled $16.8 million and $15.6 million as of June 30, 2017 and March 31, 2017, respectively.

Depreciation expense was $37.1 million and $32.4 million for the three months ended June 30, 2017 and July 1, 2016, respectively.
Earnings Per Share
The computation of diluted earnings per share excludes stock options and restricted stock units, whose effect, if included, would be anti-dilutive. The number of shares related to such stock awards was 398,322 and 2,194,894 for the three months ended June 30, 2017 and July 1, 2016, respectively.
Use of Estimates

GAAP requires management to make estimates and assumptions that affect certain amounts reported in the unaudited Consolidated and Condensed Financial Statements and accompanying notes. These estimates are based on management’s best knowledge of historical experience, current events, and other assumptions that management considers reasonable. Actual results could differ from those estimates.

Amounts subject to significant judgment and/or estimates include, but are not limited to: determining the fair values of assets acquired and liabilities assumed, derivative instruments and non-financial assets such as internally developed software for internal use; costs to complete fixed-price contracts, certain deferred costs, collectability of receivables, reserves for tax benefits, including valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing share-based compensation.
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. The accounting guidance for fair value measurements establishes a three level hierarchy that prioritizes inputs as follows:
Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2— Quoted prices for similar assets or liabilities or quoted market prices for identical or similar assets in markets that are not active.
Level 3— Valuations derived from techniques where one or more significant inputs are unobservable.
Assets and liabilities valued using the fair value measurement guidance on a recurring basis include: pension assets and derivative instruments (consisting of interest rate swap contracts, total return swaps, and foreign currency forward exchange contracts). Pension assets are valued using model based pricing methods that use observable

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

market data; and are, therefore, considered Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use observable interest rate yield curves as inputs. Total return swaps are settled on the last day of every fiscal month. Therefore, the value of any total return swaps outstanding as of any balance sheet date is not material. The inputs used to estimate the fair value of the Company's derivative instruments are classified as Level 2. No significant assets or liabilities are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.
Assets and liabilities measured at fair value on a non-recurring basis include: those acquired in a business combination, equity-method investments, and long-lived assets, which are recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances are then determined using Level 3 inputs.
The Company’s financial instruments include cash, trade receivables, vendor payables, derivative financial instruments, and debt. As of June 30, 2017, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases, was $2.5 billion at both June 30, 2017 and March 31, 2017; and approximated its fair value on those dates based on recent trading activity. The fair value of long-term debt is estimated based on current interest rates offered to the Company for instruments with similar terms and remaining maturities, and are classified as Level 2. There were no transfers between levels of the fair value hierarchy during the three months ended June 30, 2017 or the three months ended July 1, 2016.
Recent Accounting Pronouncements
New Accounting Standards
During the three months ended June 30, 2017, CSRA adopted the following Accounting Standard Update (“ASU”):
In March 2017, the FASB issued ASU No. 2017-07-Compensation- Retirement Benefits (Topic 715) (“ASU 2017-07”), which changes the presentation of net periodic pension and post-retirement costs. The guidance requires that service costs associated with pension and post-retirement plans be presented in the same financial statement line item as the compensation cost for the related employees. All other net benefit costs must be reported separately from income from operations (if presented). The standard is effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted. Since CSRA’s defined benefit pension and post-retirement plans (the “Plans”) are frozen, historical service costs consist of administrative expenses. CSRA chose to early adopt this standard during the first quarter of the fiscal year ending March 30, 2018. As a result, net benefit costs of the Plans have been presented as a separate line item on the Company’s statements of operations. The prior period has been revised to conform with the current period presentation.
Standards Issued But Not Yet Effective
The following ASUs were recently issued but have not yet been adopted by CSRA:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements and some cost guidance included in the Accounting Standards Codification (ASC). Upon adoption, ASU 2014-09 will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, resulting in a one-year deferral of the effective date of the standard. For CSRA, ASU 2014-09 will become effective in the first quarter of fiscal 2019. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to the beginning balance of retained earnings at the effective date.
The new standard requires us to identify contractual performance obligations and determine when revenue

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

should be recognized. This and other requirements could change the method or timing of revenue recognition for our firm-fixed-price and cost-reimbursable-plus-fee contract portfolio. The Company’s implementation project team completed the initial assessment phase. Their integrated approach to analyzing the standard’s impact on our contract portfolio includes a review of accounting policies and practices, evaluating the effects of the requirements on our contracts and business practices, and assessing the need for system and internal control changes or enhancements.
The Company identified likely effects related to the treatment of option years as discrete contracts and the grouping of promised goods and services into performance obligations for the purpose of recognizing revenue under the new standard. As a result, recognized changes in contract estimates may result in either smaller or larger revenue adjustments than before adoption of the ASU. Anticipated losses on contracts will continue to be recognized in the period they are identified.
The Company plans to adopt the standard on April 1, 2018; and to implement it using the modified retrospective method, where the cumulative effect is recognized at the date of adoption. The project team has begun work to quantify the effect of adoption on the Company’s financial statements, as well as identify required changes to the Company’s current accounting policies and internal control framework. These activities and the Company’s evaluation of the quantitative effect of adoption will extend into future periods.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the current guidance related to accounting for leases. The guidance requires lessees to recognize most leases on-balance sheet as a right of use asset and lease liability. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to provide financial statement users with additional information on the amount, timing, and uncertainty of cash flows arising from CSRA leases. The standard must be adopted using the modified retrospective approach; and will be effective for the first interim period within annual periods beginning after December 15, 2019, with early adoption permitted. CSRA is currently evaluating the impact of adoption on its financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230)(“ASU 2016-18”). This guidance requires the inclusion of restricted cash and restricted cash-equivalent balances in the statement of cash flows. The ASU does not define "restricted cash" and "restricted cash equivalents." The Company will be required to include its restricted cash balance (currently classified within Prepaid and other current assets) in the Cash and cash equivalents balance presented in the statement of cash flows using a retrospective transition method for each period presented. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must also discuss the nature of the restrictions. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption, including during an interim period, is permitted. The Company has not yet determined an implementation date for this ASU.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). Its main provisions are: (a) removing step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation; and (b) eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. ASU 2017-04 is effective for all public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted on or after January 1, 2017. The Company tests goodwill for impairment annually on the first day of the second fiscal quarter and on an interim basis if an event occurs, or circumstances change that would “more likely than not” reduce the fair value of a reporting unit below its carrying amount. The Company plans to early adopt ASU 2017-04 on July 1, 2017, which coincides with its annual assessment for the impairment of goodwill.
Other recently issued ASUs effective after June 30, 2017 are not expected to have a material effect on CSRA’s financial statements.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 2—Sale of Receivables
CSRA is the seller of certain accounts receivable under a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Bank of Nova Scotia, and Mizuho Bank, Ltd., each as Purchaser, for the continuous non-recourse sale of CSRA’s eligible trade receivables.
Under the Purchase Agreement, CSRA sells eligible receivables, including billed receivables and certain unbilled receivables arising from cost plus fixed fee (“CPFF”) and time and materials (“T&M”) contracts up to $450.0 million outstanding at any time. CSRA has no retained interests in the transferred receivables and only performs collection and administrative functions for the Purchaser for a servicing fee.
CSRA accounts for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognizes the sold receivables from its unaudited Consolidated and Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. CSRA estimated that its servicing fee was at fair value and, therefore, no servicing asset or related liability was recognized at either June 30, 2017 or March 31, 2017.

We have amended the Purchase Agreement periodically to broaden the eligibility of receivables for sale under it. In the period when the receivables become eligible for sale, the proceeds from such sales will increase operating cash flow. The table below provides receivable sales activity, including initial sales of newly eligible receivables during the periods presented.

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016
Sales of billed receivables	$413	$468
Sales of unbilled receivables	298	228
Total sales of receivables	$711	$696
Collections of sold receivables	$715	$579
Operating cash flow effect, net of collections and fees from sales	(5)	116
As of June 30, 2017 and March 31, 2017, there was $18.8 million and $37.0 million, respectively, of cash collected by CSRA, but not remitted to purchasers, which represents restricted cash and is included within Prepaid expenses and other current assets on our unaudited Consolidated and Condensed Balance Sheets. CSRA incurred purchase discount and administrative fees of $1.2 million and $0.6 million for the three months ended June 30, 2017 and July 1, 2016, respectively. These fees were recorded within Other expense (income), net in the unaudited Consolidated and Condensed Statements of Operations.
Concentrations of Risk
The primary financial instruments, other than derivatives, that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s primary customers are the U.S. government and prime contractors under contracts with the U.S. government. The Company continuously reviews its accounts receivable and records provisions for doubtful accounts as needed.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 3—Derivative Instruments
Derivatives Designated for Hedge Accounting
Interest-rate swaps
The Company uses derivative financial instruments to manage interest rate risk related to its Term Loan A Facilities. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses pay-fixed interest rate swaps as part of its interest rate risk management strategy. As of both June 30, 2017 and March 31, 2017, the Company had outstanding pay-fixed interest rate derivatives with a notional value of $1.4 billion, which were designated as a cash flow hedge of interest rate risk.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (“AOCI”), net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffective portion in either the three months ended June 30, 2017 or July 1, 2016.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies, which subjects its cash flows and earnings to exposure related to changes in foreign currency exchange rates. The exposure arises primarily from purchases from or sales to third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates; and are used to offset changes in the fair value of forecasted cash flows related to transactions denominated in foreign currencies. During the first quarter of fiscal year 2018, the Company began hedging certain of these forecasted cash flows. As of June 30, 2017, the Company had outstanding foreign currency forward exchange contracts with notional amounts totaling $17.2 million. Neither the fair value of these derivatives at June 30, 2017 nor the gain or loss reclassified into earnings from AOCI nor any recognized amount related to the ineffective portion of the derivative instruments during the three months ended June 30, 2017 was significant. We do not expect amounts that will be reclassified into earnings within the next twelve months to be significant. The notional values consist primarily of contracts for the Mexican peso, Columbia peso, and Canadian dollar, and are stated in U.S. dollar equivalents.
Fair Value of Derivative Instruments
The fair values of derivative instruments are presented on a gross basis as none of the Company’s derivative contracts are subject to master netting arrangements. The fair value of the Company’s derivative financial instruments was an asset of $14.8 million and $18.2 million as of June 30, 2017 and March 31, 2017, respectively. These derivative instruments are classified by their short- and long-term components based on the fair value of the anticipated timing of their cash flows. For net asset positions, the current portion is included in Prepaid and other current assets and the long-term portion is included in Other assets in the unaudited Consolidated and Condensed Balance Sheets. There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during both the three months ended June 30, 2017 or July 1, 2016. Cash flows associated with derivative contracts are recorded in operating activities in the unaudited Consolidated and Condensed Statement of Cash Flows.
Under applicable agreements relating to the Company’s interest rate swaps, a counterparty could declare the Company to be in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Derivatives Not Designated for Hedge Accounting
Total Return Swaps

The Company uses total return swap derivative contracts to manage exposure to the market volatility of notional investments underlying its deferred compensation obligations. These arrangements are entered into monthly and settled on the last day of every fiscal month. For accounting purposes, these derivatives are not designated as hedges. As changes in the fair value of the deferred compensation liabilities are recognized in Cost of services and Selling, general and administrative expenses, so too are the changes in the fair value of the total return swaps derivative contracts. Amounts related to the total return swaps recognized in both the three months ended June 30, 2017 and July 1, 2016 were not significant.
Concentrations of Risk
The Company is subject to counterparty risk in connection with its interest rate swap derivative contracts. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The Company mitigates this credit risk by entering into agreements with credit-worthy counterparties. As of both June 30, 2017 and March 31, 2017, there was one counterparty with greater than a 10% concentration of our total exposure.

Note 4—Goodwill and Other Intangible Assets
In connection with acquisitions of other businesses, CSRA recognized goodwill and other intangible assets, which includes customer relationships intangibles, backlog, and contract-related intangibles. In addition, the Company records acquired and developed software technology as an intangible asset. The Company’s goodwill and other intangible assets arose primarily from the merger with SRA International Inc. (“SRA”) in fiscal year 2016.
Goodwill
Goodwill is allocated to each reportable segment based on the relative fair value of net assets acquired. There were no changes in the balance of goodwill or allocations to CSRA’s reportable segments during either the three months ended June 30, 2017 or July 1, 2016.
Testing for Goodwill Impairment
The Company tests for impairment annually on the first day of the second fiscal quarter; and between annual tests if an event occurs, or circumstances change, that would “more likely than not” reduce the fair value of a reporting unit below its carrying amount. At the end of each annual and quarterly period, CSRA assesses whether any such events or changes occurred that require goodwill to be tested for impairment.
On July 2, 2016, the date of CSRA’s last annual impairment test, the Company concluded the fair value of each reporting unit significantly exceeded its carrying value. As of June 30, 2017, CSRA assessed and determined that there have been no indicators that required management to perform an interim goodwill impairment assessment test. There were no accumulated impairment losses at either June 30, 2017 or March 31, 2017.
Other Intangible Assets

Other intangible assets consist primarily of customer relationships intangibles, backlog, and technology. Acquired intangible assets have been recorded at their fair value using various discounted cash flow valuation techniques that incorporated Level 3 inputs as described under the fair value hierarchy of ASC 820, Fair Value Measurements (“ASC 820”). The unobservable inputs used reflect CSRA’s assumptions about the assumptions that market participants would use in pricing an asset on a non-recurring basis.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

A summary of amortizing intangible assets is:

	As of
	June 30, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquisition-related intangibles:
Customer-related intangibles	$948	$(187)	$761
Backlog	65	(65)	—
Other intangible assets	6	(4)	2
Subtotal-acquisition-related intangibles:	1,019	(256)	763
Software	174	(101)	73
Total intangible assets	$1,193	$(357)	$836

	As of
	March 31, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquisition-related intangibles:
Customer-related intangibles	$948	$(175)	$773
Backlog	65	(65)	—
Other intangible assets	6	(4)	2
Subtotal-acquisition-related intangibles:	1,019	(244)	775
Software	170	(89)	81
Total intangible assets	$1,189	$(333)	$856
Customer-related intangibles, backlog, and software are amortized to expense. Amortization expense for the three months ended June 30, 2017 and July 1, 2016 was $23.3 million and $32.6 million, respectively.
As of June 30, 2017, estimated amortization related to intangible assets for the remaining nine months of fiscal year 2018 is $70.1 million; and for each of fiscal years 2019, 2020, 2021, and 2022 is $81.5 million, $75.4 million, $66.3 million and $59.4 million, respectively.
Purchased and internally developed software for external and internal use, net of accumulated amortization, consisted of:

	As of
(Dollars in millions)	June 30, 2017	March 31, 2017
Purchased software	$70	$73
Internally developed software	3	8
Total software	$73	$81
Amortization expense related to purchased software for the three months ended June 30, 2017 and July 1, 2016 was $5.9 million, and $3.6 million, respectively. Amortization expense related to internally developed software for the three months ended June 30, 2017 and July 1, 2016 was $5.2 million, and $0.2 million, respectively.
As of June 30, 2017, estimated amortization related to purchased and internally developed software for the remaining nine months of fiscal year 2018 is $17.6 million; and for each of the fiscal years 2019, 2020, 2021, and 2022 is $19.7 million, $16.9 million, $11.5 million, and $7.3 million, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 5—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
(Dollars in millions)	June 30, 2017	March 31, 2017
Accrued contract costs	$237	$239
Deferred revenue	161	153
Accrued expenses	88	81
Other	39	14
Total	$525	$487
Note 6—Debt
CSRA maintains the following debt facilities: (1) a senior secured revolving credit facility (the “Revolving Credit Facility”) with a committed borrowing capacity of $700 million; (2) a senior secured tranche A1 Term loan facility (the “Tranche A1 Facility”); (3) a senior secured tranche A2 Term loan facility (the “Tranche A2 Facility” and, together with the Tranche A1 Facility, the “Term Loan A Facilities”); and (4) a senior secured term loan B facility (the “Term Loan B Facility” and, together with the Term Loan A Facilities, the “Term Loan Facilities”).
The following is a summary of CSRA’s outstanding debt, as of June 30, 2017 and March 31, 2017.

	June 30, 2017		March 31, 2017
(Dollars in millions)	Interest Rate(1)	Outstanding Balance	Interest Rate(1)	Outstanding Balance
Revolving credit facility, due November 2021	2.73% - 2.79%	$55	2.18% - 2.20%	$—
Tranche A1 facility, due November 2019	2.61% - 2.67%	389	2.06% - 2.41%	570
Tranche A2 facility, due November 2021	2.73% - 2.80%	1,569	2.18% - 2.53%	1,580
Term Loan B facility, due November 2023	3.16% - 3.55%	650	3.28% - 3.75%	466
Capitalized lease liability	2.35% - 11.4%	233	2.35% - 15.09%	216
Total debt		2,896		2,832
Less: unamortized debt issuance costs		(30)		(33)
Less: current portion of long-term debt and capitalized lease liability		(129)		(116)
Total long-term debt, net of current maturities		$2,737		$2,683
(1) Represents the range of the lowest and highest interest rate during the period for each facility. Capitalized lease rates are the lowest and highest rates among all leases outstanding during the period. The June 30, 2017 column represents the range during the three month period then ended and the March 31, 2017 column represents the range during the fiscal year then ended.

On June 15, 2017, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd, as pro-rata administrative agent, Royal Bank of Canada, as term loan B administrative agent, and the guarantors and lender parties thereto. Pursuant to the Second Amendment, the credit facilities were amended to provide for, among other things:
(a) a reduction of 0.5% in the margin over indexed interest rates on the Term Loan B Facility (as defined under the Second Amendment), to LIBOR plus 2.00% on Eurocurrency Rate Advances;

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

(b) an increase of $183.7 million in the unpaid principal balance of the Term Loan B Facility to a total of $650.0 million; and
(c) quarterly repayments of $0.5 million commencing September 30, 2017 through December 31, 2022 and quarterly repayments thereafter of $2.4 million (subject to reduction for any mandatory or voluntary prepayments) until the maturity date of the Term Loan B Facility.
The additional borrowings under the Term Loan B Facility were immediately applied to repay $180.6 million of the unpaid principal balance of the Term Loan A1 Facility under the Credit Agreement; pay accrued and unpaid interest on amounts repaid on the Term Loan A1 Facility and on the Term Loan B Facility; and pay fees and expenses incurred in connection with the transaction. The Company wrote-off $1.7 million of deferred financing fees related to the portion of the loans deemed extinguished, which are recorded in interest expense; and recorded an additional $1.5 million of deferred financing costs related to fees paid in connection with the Second Amendment.
In addition, during the first quarter of fiscal year 2018, the Company made a mandatory repayment of $10.8 million on its Term Loan Facilities. On June 30, 2017, the Company drew $55.0 million under its revolving credit facility in order to fund the settlement of its purchase of NES in July 2017.
Interest expense consisted of:

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016
Contractual interest -revolving and term loan credit facilities	$19	$19
Amortization of debt issuance costs	2	3
Interest on derivatives and other	7	8
Loss on debt extinguishment	2	—
Total interest expense	$30	$30

CSRA’s costs incurred in connection with the issuance of its Term Loan Facilities are amortized using the effective interest method over the life of the respective loans. Unamortized debt issuance costs related to the Revolving Credit Facility are recorded with the carrying value of the debt and are amortized using the straight-line method.
Expected maturities of long-term debt, excluding future minimum capital lease payments, for the remaining three quarters of fiscal year 2018, and fiscal years subsequent to fiscal year 2018, are as follows:

(Dollars in millions)	Amount
Fiscal year:
Remaining of fiscal year 2018	$62
2019	83
2020	473
2021	84
2022	1,320
2023	4
Thereafter	637
Total	$2,663

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

CSRA’s long-term debt facilities contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default. CSRA was in compliance with all financial covenants associated with its borrowings as of June 30, 2017.
Note 7—Income Taxes

CSRA’s effective tax rate (“ETR”) was 36.5% for the three months ended June 30, 2017, compared to 35.7% for the three months ended July 1, 2016. The higher ETR for the three months ended June 30, 2017 was primarily a result of a reduction in the amount of tax deductible dividend equivalent payments made related to restricted stock unit (“RSU”) awards.

Except for historic SRA tax liabilities and certain separate state liabilities, we are generally only responsible for taxes allocable to periods (or portions of periods) beginning after the Company’s separation from Computer Sciences Corporation (now known as DXC Technology) (“CSC”).

CSRA is currently under examination in several tax jurisdictions. As a result of the merger with SRA, the tax years that remain subject to examination in certain of CSRA’s major tax jurisdictions are:

Jurisdiction	Tax Years Subject to Examination (Fiscal Year Ending)
United States - federal	2008 and forward
United States - various states	2008 and forward

One disputed matter remains unresolved in connection with the Internal Revenue Service’s (“IRS”) examination of SRA’s federal income tax return for 2011. The disputed matter concerns a $136.7 million worthless stock deduction for a disposed subsidiary. CSRA believes its tax positions are appropriate. The Company obtained a tax insurance policy in connection with its merger with SRA that limits CSRA’s exposure related to this position. It is reasonably possible that changes to CSRA’s unrecognized tax benefits could be significant; due to the uncertainty regarding the IRS administrative appeals process and possible outcomes, however, a current estimate of the range of increases or decreases that may occur within the next 12 months is not expected to be material.
Note 8—Pension and Other Post-retirement Benefit Plans
Certain employees of CSRA and its subsidiaries are participants in employer-sponsored defined benefit and defined contribution plans, including pension and other post-retirement benefit (“OPEB”) plans.
Defined Benefit Pension Plans
The assets and liabilities for the plans and the costs and benefits related to the plans’ participants are reflected in CSRA’s unaudited Consolidated and Condensed Financial Statements. The largest U.S. defined benefit pension plan was frozen in fiscal year 2010 for most participants.
The net periodic pension benefit for CSRA pension plans includes the following components:

(Dollars in millions)	Three Months Ended
	June 30, 2017	July 1, 2016
Service cost (entirely administrative expenses)	$3	$3
Interest cost	23	26
Expected return on assets	(43)	(49)
Net periodic pension benefit	$(17)	$(20)

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following table provides the pension plans’ projected benefit obligations, assets, and funding status:

	As of
(Dollars in millions)	June 30, 2017	March 31, 2017
Net benefit obligation	$(2,771)	$(2,787)
Net plan assets	2,330	2,328
Net funded (unfunded) status	$(441)	$(459)

CSRA contributed $2.1 million to the defined benefit pension plans during the three months ended June 30, 2017 for the funding of benefit payments made to plan participants. CSRA expects to make $6.2 million of additional contributions during the remaining nine months of fiscal year 2018 for the funding of participants’ benefit payments.
Other Post-retirement Benefit Plans
The assets and liabilities for the plans and the costs and benefits related to the plans’ participants are reflected in CSRA’s unaudited Consolidated and Condensed Financial Statements. CSRA’s financial statements reflect the service costs related to current employees and certain former employees of CSC and the businesses constituting CSC’s North American Public Sector segment and the assets and liabilities for the plans. CSRA provides subsidized healthcare, dental, and life insurance benefits for certain U.S. employees and retirees, primarily for individuals employed prior to August 1992.

(Dollars in millions)	Three Months Ended
	June 30, 2017	July 1, 2016
Net periodic post-retirement (benefit) costs:
Expected return on assets	$(1)	$(1)
Amortization of prior service benefit	(3)	(3)
Net periodic benefit	$(4)	$(4)
The following table provides the OPEB plans’ projected benefit obligations, assets, and funding status:

(Dollars in millions)	As of
	June 30, 2017	March 31, 2017
Net benefit obligation	$(85)	$(86)
Net plan assets	76	76
Net unfunded status	$(9)	$(10)
CSRA contributed $0.4 million to the OPEB plans during both the three months ended June 30, 2017 and July 1, 2016. CSRA expects to make $1.1 million of additional contributions to this plan during the remaining nine months of fiscal year 2018 for the funding of participants’ benefit payments.
Note 9—Share-Based Compensation Plans
Employee Incentives
On November 27, 2015, CSRA became an independent company through the separation from CSC (“Spin-Off”). Prior to the Spin-Off, there were two stock incentive plans under which employees were granted stock options, RSUs, and performance stock units (“PSUs”). Some of these awards vested upon the Spin-Off, some continue to vest in accordance with their original terms, and some converted into a different type of equity award at separation. CSRA had a net receivable from CSC of $1.3 million at both June 30, 2017 and March 31, 2017, related to the settlement of equity awards-granted to employees prior to the Spin-Off.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

CSRA issues authorized but previously unissued shares upon the exercise of stock options and the settlement of RSUs and PSUs. As of June 30, 2017, 6,461,283 shares of CSRA common stock were available for the grant of future stock options, RSUs, PSUs or other share-based incentives to employees of CSRA.
For the three months ended June 30, 2017 and July 1, 2016, CSRA recognized share-based compensation expense within Selling, general and administrative expenses of $3.8 million and $3.0 million, respectively, including CSRA’s corporate and non-employee director grants, which totaled $0.4 million and $1.3 million, respectively.
Stock Options
Information concerning stock options of CSRA during the three months ended June 30, 2017, was as follows.

	Number of Option Shares	Weighted Average Exercise Price per share
Outstanding as of March 31, 2017	1,996,898	$24.29
Granted	—	—
Exercised	65,820	24.05
Canceled/Forfeited	18,386	25.56
Expired	7,465	27.87
Outstanding as of June 30, 2017	1,905,227	24.27
Expected to vest in the future as of June 30, 2017	904,422	24.61
Exercisable as of June 30, 2017	1,000,805	23.96
As of June 30, 2017, unrecognized compensation expense related to unvested stock options totaled $4.7 million. This cost is expected to be recognized over a weighted-average period of 1.8 years.
RSUs and PSUs
Information concerning RSUs and PSUs of CSRA during the three months ended June 30, 2017, was as follows.

	Number of Restricted Stock Units	Weighted Average Fair Value
Outstanding as of March 31, 2017	857,914	$26.95
Granted	610,611	30.22
Vested	32,441	33.11
Canceled/Forfeited	6,595	26.26
Outstanding as of June 30, 2017	1,429,489	28.21
As of June 30, 2017, total unrecognized compensation expense related to unvested RSUs and PSUs totaled $28.1 million. This cost is expected to be recognized over a weighted-average period of 2.6 years.

Note 10—Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)

Dividends Declared
In May 2017, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share.  The total qualifying shares were 163,760,678 shares, with a total dividend payout of $16.4 million. Payment of the dividend was made on July 12, 2017 to CSRA stockholders of record at the close of business on June 15, 2017.
Share Repurchase Program

On November 30, 2015, the Board authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million.

During the first quarter of fiscal year 2017, no purchases were made under this plan. During the first quarter of fiscal year 2018, CSRA repurchased 450,000 shares of common stock for aggregate consideration of $14.3 million, at an average price of $31.71 per share. As of June 30, 2017, CSRA remained authorized to repurchase $306.7 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019.

Accumulated Other Comprehensive Income (Loss)

The following tables show the activity in the components of other comprehensive income (loss), including the respective tax effects, and reclassification adjustments for the three months ended June 30, 2017 and July 1, 2016, respectively.

	For the Three Months Ended June 30, 2017
(Dollars in millions)	Before Tax Amount	Tax Impact	Net of Tax Amount
Unrealized gain on derivatives	$(3)	$1	$(2)
Amortization of prior service credit	(3)	1	(2)
Total other comprehensive income (loss)	$(6)	$2	$(4)

	For the Three Months Ended July 1, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact	Net of Tax Amount
Unrealized gain on derivatives	$(10)	$4	$(6)
Amortization of prior service credit	(3)	1	(2)
Total other comprehensive income (loss)	$(13)	$5	$(8)

The following tables show the changes in Accumulated other comprehensive (loss) income for the three months ended June 30, 2017 and July 1, 2016, respectively.

(Dollars in millions)	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of March 31, 2017	$11	$20	$31
Other comprehensive income, net of taxes	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive income, net of taxes and noncontrolling interests	—	(2)	(2)
Balance as of June 30, 2017	$9	$18	$27

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

(Dollars in millions)	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of April 1, 2016	$(7)	$28	$21
Other comprehensive income (loss), net of taxes	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes and noncontrolling interests	—	(2)	(2)
Balance as of July 1, 2016	$(13)	$26	$13

Note 11—Segment Information
CSRA’s reportable segments are as follows:

•	Defense and Intelligence—provides services to the DoD, National Security Agency, branches of the Armed Forces and other DoD and intelligence agencies.

•
Civil—provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services and other federal civil agencies, as well as various state and local government agencies.

Beginning in the three months ended June 30, 2017, we revised Segment Operating Income to exclude the Net benefit of defined benefit plans coincident with our adoption of ASU 2017-07. The prior period has been revised to conform with the current period presentation.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes operating results and total assets by reportable segment.

(Dollars in millions)	Defense and Intelligence	Civil	Subtotal	Corporate(1)	Total
As of June 30, 2017
Total assets	$2,012	$2,635	$4,647	$340	$4,987

Three Months Ended June 30, 2017
Revenues	$525	$704	$1,229	$—	$1,229
Segment operating income(2)	58	97	155	(19)	136
Depreciation and amortization expense	41	19	60	—	60

As of July 1, 2016
Total assets	$1,784	$2,768	$4,552	$232	$4,784

Three Months Ended July 1, 2016
Revenues	$568	$686	$1,254	$—	$1,254
Segment operating income(2)	43	92	135	(22)	113
Depreciation and amortization expense	34	31	65	—	65
(1) Total assets allocated to the Corporate Segment at June 30, 2017 consist of the following: (a) $162 million of cash, (b) $58 million of accounts receivable, (c) $82 million of property, plant, and equipment, net, (d) $24 million of other current assets; and (e) $14 million of other long-term assets.

(2) Segment operating income (loss) for the corporate segment includes corporate general and administrative expenses as well as Separation and merger costs.
Segment operating income provides useful information to CSRA’s management for assessment of CSRA’s performance and results of operations and is one of the financial measures utilized to determine executive compensation.
Note 12—Supplemental Cash Flow Information

(Dollars in millions)	Three Months Ended
	June 30, 2017	July 1, 2016
Supplemental cash flow information:
Cash paid for income taxes, net	$2	$2
Cash paid for interest	26	28
Capital expenditures in accounts payable and other liabilities	9	13
Capital expenditures through capital lease obligations	28	—

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 13—Commitments and Contingencies
Commitments
Letters of Credit and Surety Bonds
In the normal course of business, CSRA may provide certain customers, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, CSRA would only be liable for the amounts of these guarantees in the event that nonperformance by CSRA permits termination of the related contract by the customer. As of June 30, 2017 and March 31, 2017, CSRA had $20.6 million and $20.2 million respectively, of outstanding letters of credit, and $12.5 million and $12.0 million, respectively of surety bonds related to these performance guarantees. CSRA believes it is in compliance in all material respects with its performance obligations under all service contracts for which there is a financial performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its unaudited Consolidated and Condensed Financial Statements.
Indemnifications and Other Commitments
CSRA generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of intellectual property rights (including rights in patents, copyrights, trademarks, and trade secrets). Historically, CSRA has not incurred significant costs related to licensee software indemnifications.
In May 2017, CSRA executed an agreement for the acquisition of NES for $105 million in cash, subject to closing adjustments. The acquisition was settled in July 2017 and was funded from cash on hand and increased borrowings.
Contingencies
CSRA accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated under applicable accounting guidance. CSRA believes it has appropriately recognized liabilities for any such matters. In addition to the matters noted below, CSRA is currently party to a number of disputes which involve or may involve litigation. CSRA assessed reasonably possible losses for all other such pending legal or other proceedings in the aggregate and concluded that the range of potential loss is not material.
U.S. Government Agency Reviews
CSRA is routinely subject to investigations and reviews relating to compliance with various laws and regulations relating to its role as a contractor to federal, state, and local government customers and in connection with performing services in countries outside of the U.S. Adverse findings in these investigations or reviews can lead to criminal, civil, or administrative proceedings, and CSRA could face penalties, fines, compensatory damages, and suspension or debarment from doing business with governmental agencies. In addition, CSRA could suffer serious reputational harm if allegations of impropriety were made against CSRA. Adverse findings could also have a material adverse effect on CSRA’s business and its unaudited Consolidated and Condensed Financial Statements due to CSRA’s reliance on government contracts.
U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency (“DCMA”), and others, routinely audit and review a contractor’s performance on government contracts, indirect rates, and pricing practices, and compliance with applicable contracting and procurement laws, regulations, and standards. These agencies also review the adequacy of the contractor’s compliance with government standards for its business systems including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system.
CSRA’s indirect cost audits by the DCAA (including audits of both CSRA LLC and SRA) remain open for several fiscal years. Although the Company recorded contract revenues based upon estimates of costs that the

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Company’s management believes will be approved upon final audit or review, management does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed these estimates, CSRA’s profitability would be adversely affected.
As of June 30, 2017, CSRA has recorded a liability of $16.1 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.
Legal Proceedings
The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business, including many that arose before the Company’s separation from CSC. See Note 21—Commitments and Contingencies in CSRA’s Consolidated and Combined Financial Statements for the fiscal year ended March 31, 2017 for additional information. During the three months ended June 30, 2017, the following significant developments arose with respect to these matters:
State of Maryland, Medicaid Enterprise Restructuring Project (“MERP”)
On June 21, 2017 the Circuit Court for Anne Arundel County, Maryland granted the motion of the Maryland Office of the Attorney General (“OAG”) to dismiss CSCs complaint seeking a declaratory judgment that the Maryland False Health Claims Act of 2010 does not apply to the MERP contract and does not authorize the OAG to undertake discovery related thereto. The Court’s decision has no effect on the litigation of CSC’s contract claims against the State of Maryland (“State”), currently pending before the Maryland Board of Contracts Appeals, relating to the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to CSC. Settlement discussions on CSC’s and the State’s claims have not progressed, and CSC has resumed litigation. CSRA expects to consolidate, on behalf of CSC, all of CSC’s claims against the State with any claims arising from the default termination. Management has evaluated the recoverability of assets related to the contract in light of these developments and concluded that no adjustments to its financial statements are required. Further, we have assessed the legal risk associated with the State’s claim under accounting guidance for contingencies and have concluded at this time that no reserve is required.
Strauch et al. Fair Labor Standards Act Class Action
On June 30, 2017 the U.S. District Court for the District of Connecticut granted class certification for former employees classified as Associate Professionals or as Professionals working in the states of California and Connecticut who worked more than 40 hours per week. The Court denied class certification for all class members in North Carolina on the basis that North Carolina law is preempted by the Fair Labor Standards Act. In addition, class certification was denied as to former employees classified as Senior Professionals in California and Connecticut.  The Company filed a petition for review of the partial certification of the class with the Second Circuit on July 14, 2017.
Southwest Asia Employment Contract Litigation
On June 28, 2017, the Fourth Circuit ruled against CSC on its appeal of the District Court’s award of attorneys’ fees to the Rishell plaintiff. No additional accrual for indemnification of fees was necessary at June 30, 2017.
In the case pending before the U.S. District Court for the Eastern District of Louisiana, on July 15, 2017, claims of 58 plaintiffs have been dismissed, and the claims of the remaining 37 plaintiffs have been limited, on the basis that these claims were untimely under Louisiana law. The Company has reduced the range of the possible losses for which it would be required to indemnify CSC to $0.6 million to $1.3 million.
Note 14—Subsequent Events

The Company paid $1.6 million in July 2017 for 50,000 additional shares of CSRA common stock (at an average price of $31.77 per share) that had been repurchased in June 2017 but had not settled in cash by June 30.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

On August 9, 2017, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share.  Payment of the dividend will be made on October 3, 2017 to CSRA stockholders of record at the close of business on August 29, 2017.

On August 8, 2017, we extended the term of the Purchase Agreement under which we sell certain of our accounts receivable for one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and our unaudited Consolidated and Condensed Financial Statements and accompanying notes for the three months ended June 30, 2017 included herein.
Unless the context otherwise requires, “CSRA,” “we,” “our” and “us” refer to CSRA Inc. and its consolidated and combined subsidiaries. We refer to the federal government of the United States of America, including its branches, departments, agencies, armed forces, elected and unelected officials, and employees (acting in their capacity as such), as the “U.S. government.”
Cautionary Note on Forward-looking Statements
All statements and assumptions contained in this Form 10-Q and in the documents attached or incorporated by reference herein that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “aims,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. These statements represent our current expectations and beliefs, and we can give no assurance that the results described in such statements will be achieved. Forward-looking information contained in these statements may include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those set forth in Item 1A, Risk Factors in our Annual Report on Form 10-K.
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to: reduced spending levels and changing budget priorities of our largest customer, the U.S. government; failure to maintain strong relationships with the U.S. government and other contractors and subcontractors; possible delays or overturning of our U.S. government contract awards due to bid protests, which can result in loss of contract revenue, diminished opportunities, or failure to perform by other companies on which we depend to deliver products and services; failure of our customers to fund contracts or exercise their options to extend contracts, or our inability to execute awarded contracts successfully; failure to win recompetes of contracts we currently have; pricing pressure on new work, reduced profitability, or loss of market share due to intense competition and commoditization of services we offer; our failure to comply with complex laws and regulations, including, but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards; adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract; failure to comply with complex network security, data privacy or legal and contractual obligations, or the failure to protect sensitive information; challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances; changes in estimates used in recognizing revenue; and limitations as a result of our substantial indebtedness, which could adversely affect our financial health, operational flexibility and strategic plans.
Forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q, and forward-looking statements in documents attached or incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Trademarks and Copyrights
CSRA owns or has rights to various trademarks, logos, service marks and trade names used in connection with the operation of our business. We also own or have the rights to copyrights that protect the content of our products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Form 10-Q are listed without the ™, ®, and © symbols; however, this does not constitute a waiver of any rights associated with the respective trademarks, service marks, trade names and copyrights included or referred to in this Form 10-Q.
Introduction
Our MD&A is organized as follows:

•
Overview: A discussion of our business and overall analysis of financial and other highlights affecting CSRA, which we present to provide context for the remainder of our MD&A. The overview analysis compares the three months ended June 30, 2017 to the three months ended July 1, 2016;

•
Results of Operations: An analysis of our financial results comparing the three months ended June 30, 2017 to the comparable prior-year period. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations by segment;

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
Headquartered in Falls Church, Virginia, we deliver comprehensive offerings from concept through sustainment. We deliver IT, and mission- and operations-related services across the U.S. government, including to the Department of Defense (“DoD”), intelligence and homeland security communities, and civil and healthcare agencies, as well as to certain state and local government agencies. We leverage deep domain-based customer intimacy and decades of experience in helping customers execute their missions with a fundamental understanding of their IT environments, which has earned us the ability to introduce next-generation technologies. We bring scalable and more cost-effective IT solutions to government agencies that are seeking to improve mission-critical effectiveness and efficiency through innovation.
This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery. Demand for our U.S. public sector offerings is driven by evolving government priorities such as: (1) the critical mission priorities of government agencies; (2) the government-wide mandate to improve efficiency and reduce cost; and (3) the government’s long-term shift to next-generation technologies.
CSRA’s reportable segments are:

•	Defense and Intelligence—provides services to the DoD, National Security Agency, branches of the Armed Forces, and other DoD and Intelligence agencies.

•
Civil —provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services, and other federal civil agencies, as well as various state and local government agencies.

Financial Overview
In the first quarter of fiscal year 2018, we completed the following significant transactions:
•In June 2017, we completed an amendment of our debt facilities to reduce our interest rate on certain borrowings, and reallocate unpaid principal balances among portions of the facility.
•We used our positive cash flow to repurchase 450,000 shares in CSRA common stock for $14.3 million, in aggregate, at an average price of $31.71 per share, and paid $16.8 million in dividends. We paid $1.6 million in July 2017 for 50,000 additional shares of CSRA common stock, at an average price of $31.77 per share, that had been repurchased in June 2017 but had not settled in cash by June 30.
•In May 2017, we executed an agreement for the acquisition of NES Associates, LLC (“NES”) for approximately $105 million in cash, subject to closing adjustments. NES is a provider of IT services to the U.S. government. On June 30, 2017, the Company drew $55 million on its revolving credit facility in order to fund the settlement of its purchase of NES in July 2017. As a result, NES became a wholly-owned subsidiary of CSRA at the beginning of the second quarter of fiscal year 2018.
Key operating results for the first quarters of fiscal year 2018 and fiscal year 2017 are follows:

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016
Total revenue	$1,229	$1,254
Operating income	136	113
Net income	80	68
Net income attributable to common shareholders	77	65
Non-GAAP measures:
Free cash flow(1)	76	67
Adjusted EBITDA(2)	204	187
(1) Free cash flow is a non-GAAP measure and our definition of free cash flow may differ from that used by other companies. We define free cash flow as equal to the sum of: (a) operating cash flows; (b) investing cash flows, excluding business acquisitions, dispositions and investments; and (c) payments on capital leases and other long-term asset financings. For comparability between periods, free cash flow is further adjusted for: (i) non-recurring separation and merger-related payments; (ii) the amount of net proceeds received from the initial sale of billed and/or unbilled receivables at the time that we initially implemented the Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”); and (iii) the incremental net proceeds received from the initial sale of receivables when they first become eligible for sale under the Purchase Agreement. Free cash flow is not a substitute for operating and investing cash flows as determined in accordance with GAAP. Our management uses free cash flow in reviewing the overall performance of the business and motivating performance through incentive compensation for key business leaders. We believe that strong free cash flow is important to investors in our industry. Free cash flow provides both management and investors a measure of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt, and repurchase our common stock. Management overcomes the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows.

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016
Net cash provided by operating activities	$87	$156
Net cash used in investing activities	(6)	(43)
Initial sales of qualifying accounts receivables(a)	—	(46)
Payments on capital leases and other long-term assets financing	(10)	(7)
Separation and merger-related payments	5	7
Free cash flow	$76	$67
(a) For the periods presented, free cash flow is adjusted for the net proceeds received from the initial sale of billed and/or unbilled receivables at the time that we initially implemented the Purchase Agreement, and the incremental net proceeds received from the initial sale of receivables when they first become eligible for sale under the Purchase Agreement. For the quarter ended July 1, 2016, the amount relates to SRA unbilled receivables under the Purchase Agreement to which SRA was added to during the period. Billed receivables historically sold by SRA under a separate accounts receivable purchase agreement continue under the Purchase Agreement.
(2) Adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is a non-GAAP measure that we believe provides useful information to investors regarding our results of operations as it provides another measure of our profitability, and our ability to service our debt, and is considered an important measure by financial analysts covering CSRA and peer companies in our industry. We changed our Adjusted EBITDA measure in fiscal year 2017 to fully remove the costs and benefits associated with out legacy defined benefits plans. Our calculation of adjusted EBITDA is based on our credit agreement, and may differ from other companies. We exclude the costs and benefits of legacy defined benefit plans because participation in these plans has been frozen for several years and these costs are not included in the compensation of our employees.
The following table presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016
Net income	$80	$68
Interest expense, net	30	30
Tax expense on income	46	38
Depreciation and amortization	60	65
Amortization for contract-related intangibles	—	2
Stock-based compensation	4	3
Net benefits of pension and OPEB plans	(21)	(24)
Separation and merger costs	5	5
Adjusted EBITDA	$204	$187

Business Drivers and Key Performance Indicators
We manage and assess the performance of our business through various measures, including contract awards, revenue, backlog, days sales outstanding, and free cash flow. See below as well as the MD&A in our Annual Report on Form 10-K for further discussion of factors that drive our business results and our key performance indicators. Certain of our key performance indicators for the three months ended June 30, 2017, were as follows:

•	We announced contract awards(3) of $1.6 billion for the first quarter of fiscal year 2018 as compared to $1.3 billion for the first quarter of fiscal year 2017.

•	Revenue recognized in the first quarter of FY18 was $1.23 billion, compared to $1.25 billion in the first quarter of fiscal year 2017.

•
Total backlog(4) was $15.6 billion at June 30, 2017, compared to $15.2 billion at March 31, 2017. Of the total backlog at June 30, 2017, $2.8 billion is expected to be realized as revenue during the remaining nine months of fiscal year 2018, and $2.5 billion is funded.

•
Days Sales Outstanding (“DSO”)(5) was 56 days as of June 30, 2017 and 49 days as of March 31, 2017. The increase in DSO in the first quarter is due to an increase in unbilled receivables late in the period on certain contracts.

•	Free cash flow was $76 million and $67 million for the three months ended June 30, 2017 and July 1, 2016, respectively.

(3) Announced award values for competitive indefinite delivery/indefinite quantity awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive indefinite delivery/indefinite quantity awards represent management’s estimate at the award date.

(4) Backlog represents the total estimated contract value of predominantly long-term contracts, based on customer commitments that we believe to be firm, less the amount of revenue already recognized on those contracts. Backlog value is based on contract commitments, management’s judgment, and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

(5) DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. We revised our calculation of DSO in the first quarter of fiscal year 2018 to reflect only customer receivables (billed and unbilled) and exclude other receivable balances. Prior period data has been revised to conform to the current presentation.
Economic and Industry Factors
For the three months ended June 30, 2017 and July 1, 2016, we generated approximately 94% and 93%, respectively, of our total revenues from sales to the U.S government either as a prime contractor or subcontractor to other prime contractors. For the three months ended June 30, 2017 and July 1, 2017, we generated approximately 43% and 45%, respectively, of our total revenues from the DoD (including all branches of the U.S. military) and Intelligence Community and approximately 57% and 55%, respectively, of our total revenues from health and civil contracts. We expect to continue to derive substantially all of our revenues from work performed under U.S. government contracts. As a result, our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that federal discretionary spending will grow, government budget deficits and the national U.S. debt will constrain spending across many federal agencies. Adverse changes in fiscal and economic conditions, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business. Although the U.S. government has yet to finalize a budget and spending plan for the U.S. Government’s fiscal year, the U.S. Congress passed a continuing resolution bill that extends the operations of the government to September 30, 2017.
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
Revenues are driven by our ability to secure new contracts and to deliver solutions and services that add value to our customers. To drive revenue growth we believe that we must deliver market-leading service offerings and deploy skilled teams of professionals quickly across all government industries and domains. We believe that our scale, and our combination of technical expertise in applications and IT infrastructure solutions, combined with our deep public sector mission knowledge and experience, firmly established vendor partnerships, and commitment to a culture of frugality, will enable us to compete effectively in the current market environment.
Results of Operations
We report our financial results using a fiscal year convention that comprises four thirteen-week quarters. Every fifth fiscal year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. The first quarters of fiscal years 2018 and 2017 are comprised of an equivalent number of weeks.
Revenues
Revenue for the three months ended June 30, 2017 and July 1, 2016 were:

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Change	Percent Change
Defense and Intelligence	$525	$568	$(43)	(7.6)%
Civil	704	686	18	2.6
Total revenue	$1,229	$1,254	$(25)	(2.0)%
For the three months ended June 30, 2017, our total revenue decreased by $25 million, or 2.0%, as compared to the same fiscal period of the prior year primarily due to reductions in the Logistics Modernization Program (“LMP”) contract for the U.S. Army.
Defense and Intelligence Segment
For the three months ended June 30, 2017, Defense and Intelligence segment revenues decreased by $43 million, or 7.6%, as compared to the same fiscal period of the prior year. This decline is primarily due to the $25 million decrease on the LMP contract, and the completion or wind down of other contracts, which reduced revenues by $44 million. Partially offsetting these reductions were $5 million of net increases in task orders on other defense agency contracts, and an increase of $21 million from new classified and defense agency contracts.
Civil Segment
For the three months ended June 30, 2017, Civil segment revenues increased by $18 million, or 2.6%, as compared to the same fiscal period of the prior year. This increase is primarily due to $36 million from new programs across multiple federal agencies, but mostly within the Department of Health and Human Services (“DHHS”). There also were net reductions in task orders totaling $14 million associated with certain federal agencies, and $1 million associated with DHHS. In addition, a $3 million reduction of revenue from non-federal programs was driven primarily by one program that transitioned from development to operations and maintenance work.

Operating Income
Operating income increased approximately 20.4% to $136 million in the first quarter of fiscal year 2018 from $113 million in the first quarter of fiscal year 2017. This increase was due primarily to program delivery efficiencies and indirect cost reductions, which resulted in lower Cost of services (“COS”) and Selling, general and administrative (“SG&A”) expenses as a percentage of revenue in the fiscal year 2018 period. In addition, amortization declined in the first quarter of fiscal year 2018 due to the absence of amortization of contract backlog assets acquired in the SRA merger, which were fully depreciated by the end of fiscal year 2017.
Segment Operating Income
Segment operating income presented below excludes corporate segment costs as well as Separation and merger costs. This information is used to assess each segment’s financial performance; and is one of the financial measures used to determine executive compensation. Beginning in the three months ended June 30, 2017, we revised Segment operating income to exclude the net benefit of defined benefit plans coincident with our adoption of a recent change in accounting guidance for the presentation of retirement benefits. The prior period has been revised to conform with the current period presentation. For additional information about Segment Operating Income, including a reconciliation to Operating Income under GAAP, see Note 11—Segment Information in our unaudited Consolidated and Condensed Financial Statements.
Segment operating income for the Defense and Intelligence, and Civil segments were:

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Change	Percent Change
Defense and Intelligence	$58	$43	$15	34.9%
Civil	97	92	5	5.4

Segment operating income margin:
Defense and Intelligence	11.0%	7.6%	3.4%
Civil	13.8%	13.4%	0.4%
Defense and Intelligence Segment
Despite a decline in segment revenue in the three months ended June 30, 2017, Defense and Intelligence segment operating income increased by $15 million, or 34.9%, as compared to the same fiscal period of the prior year. The increase is primarily due to lower indirect costs allocated to the segment, mostly related to depreciation and amortization.
Civil Segment
For the three months ended June 30, 2017, the Civil segment’s operating income increased by $5 million, or 5.4%, as compared to the same fiscal period of the prior year. The increase is primarily due to lower indirect costs allocated to the segment, mostly related to depreciation and amortization. In addition, the segment’s operating income in the first quarter of fiscal year 2018 benefited from an increase in revenue compared to the prior year period.

Costs and Expenses
Our total costs and expenses were:

	Three Months Ended
(Dollars in millions)	June 30, 2017	% of Revenue	July 1, 2016	% of Revenue
Costs of services	$979	79.7%	$1,015	80.9%
Selling, general and administrative	49	4.0	56	4.5
Separation and merger costs	5	0.4	5	0.4
Depreciation and amortization	60	4.9	65	5.2
Total operating expenses	1,093	89.0	1,141	91.0
Net benefit of defined benefit plans	21	(1.7)	24	(1.9)
Interest expense, net	(30)	2.4	(30)	2.4
Other expense, net	(1)	0.1	(1)	0.1
Total costs and expenses	$1,103	89.8%	$1,148	91.6%
Costs of Services
For the three months ended June 30, 2017, COS as a percentage of revenue decreased to 79.7% as compared to 80.9% from the same period of the prior year. The decrease is primarily a result of program delivery efficiencies and indirect cost reductions.
Selling, General and Administrative
For the three months ended June 30, 2017, SG&A as a percentage of revenue decreased to 4.0% as compared to 4.5% for the same period of the prior year. The decrease is primarily a result of lower bid and proposal expenses and other indirect cost reductions as compared to the prior year.
For the three months ended June 30, 2017 and July 1, 2016, expense related to equity awards included within SG&A expenses in our results of operations was $3.8 million and $3.0 million, respectively. See Note 9—Share-Based Compensation Plans in our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information on share-based compensation including unrecognized compensation expense that will impact our earnings in future periods.
Depreciation and Amortization (“D&A”)
D&A for the Defense and Intelligence, and Civil segments were:

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Change	Percent Change
Defense and Intelligence	$41	$34	$7	20.6%
Civil	19	31	(12)	(38.7)
Total depreciation and amortization	$60	$65	$(5)	(7.7)%
For the three months ended June 30, 2017, D&A as a percentage of revenue decreased to 4.9% as compared to 5.2% for the first quarter of the prior fiscal year. This decrease is primarily due to the absence of amortization of contract backlog assets acquired in the SRA merger, which were fully depreciated by the end of fiscal year 2017. Partially offsetting this decrease, we curtailed our use of certain software during the first quarter of fiscal year 2018; and recognized approximately $4.9 million of accelerated amortization expense during the period.

Separation and Merger Costs
Separation and merger costs are costs that we incurred in connection with our separation from Computer Sciences Corporation (now known as DXC Technology) (“CSC”) and our subsequent merger with SRA. These costs are primarily comprised of severance and other personnel costs, third-party accounting, legal, and other consulting services, as well as information technology infrastructure and application costs. For the three months ended June 30, 2017 and July 1, 2016, separation and merger costs were $5 million in both periods.
Net Benefit of Defined Benefit Plans
Our defined benefit plans (the “Plans”) relate to certain legacy operations that we absorbed in the separation from CSC and are frozen for all participants. Thus, the net benefits of the Plans for the first quarters of fiscal years 2018 and 2017 primarily represent the amount that the expected return on plan assets exceeded the interest cost of our benefit obligation. The decrease in net benefits of the Plans was primarily due to a lower expected long-term rate of return on plan assets combined with a lower base of net pension assets in the Plans, which resulted from settlements with certain participants in the third quarter of fiscal year 2017. For additional information about our estimates of the expected return on plan assets and discount rates associated with our Plans, see Note 16—Pension and Other Postretirement Benefit Plans in our Consolidated and Combined Financial Statements within our Form 10-K for the fiscal year ended March 31, 2017.
Interest Expense, Net
Interest expense was $30 million in both the three months ended June 30, 2017 and July 1, 2016. Interest expense for the three months ended June 30, 2017 reflects slightly lower amortization on deferred financing costs and interest associated with derivatives and capital lease obligations. In addition, the Company amended its debt facilities in the first quarter of fiscal year 2018, which resulted in loss on partial extinguishment of existing debt of approximately $2 million, which is included in interest expense for the period.
Other Expense, Net
Other expense, net comprises gains and losses from the sale of businesses and non-operating assets, the impact of movement in foreign currency exchange rates on CSRA's unhedged foreign currency denominated activity, and other miscellaneous gains and losses.
Other expense, net were $1 million in both the three months ended June 30, 2017 and July 1, 2016.
Taxes
Our effective tax rate (“ETR”) was 36.5% for the three months ended June 30, 2017, and 35.7% for the three months ended July 1, 2016. The higher ETR for the three months ended June 30, 2017 is primarily a result of a reduction in the amount of tax deductible dividend equivalent payments related to RSU awards.
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We continue to carry a valuation allowance of $8.7 million against deferred tax assets as of June 30, 2017 relating to net operating losses in foreign jurisdictions and state tax carryforwards.

Liquidity and Capital Resources
Cash Flows

	Three Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016
Cash provided by operating activities	$87	$156
Cash used in investing activities	(6)	(43)
Cash used in financing activities	(13)	(110)
Net increase in cash and cash equivalents	68	3
Cash and cash equivalents at beginning of year	126	130
Cash and cash equivalents at end of period	$194	$133

Operating Cash Flow
Net cash provided by operating activities for the three months ended June 30, 2017 was $87 million, a decrease of $69 million compared to the three months ended July 1, 2016. Operating cash flow in the first quarter of fiscal year 2018 was negatively affected by: (a) increases in our accounts receivable balance; (b) declines in accounts payable and accrued expenses; and (c) a decrease in other long-term liabilities. This compares to the first quarter of fiscal year 2017 when our operating cash flow was positively affected by: (a) decreases in our accounts receivable balance; (b) an increase in accounts payable and accrued expenses; and (c) an increase in other long-term liabilities.
Investing Cash Flow
Net cash used in investing activities for the three months ended June 30, 2017 was $6 million, as compared to $43 million for the three months ended July 1, 2016. The decline in the fiscal year 2018 period compared to the fiscal year 2017 period is primarily due to a reduction in restricted cash associated with the Purchase Agreement and proceeds from fixed asset disposals during the first quarter of fiscal year 2018.
Financing Cash Flow
Net cash used in financing activities for the three months ended June 30, 2017 was $13 million, down from $110 million used in financing activities in the three months ended July 1, 2016. The use of cash in financing in fiscal year 2018 primarily reflects: (a) repurchase of our common stock, and (b) cash dividends to common stockholders, partially offset by (c) borrowings under our revolving credit facility (net of repayments). As discussed in “Debt Financing” below, we refinanced our debt facilities in both the third quarter of fiscal year 2017 and the first quarter of fiscal year 2018, which resulted in lower margins over base index interest rates on our outstanding debt. Interest expense in the first quarter of fiscal year 2018 was unchanged from the first quarter of fiscal year 2017.
Discussion of Financial Condition
Cash and Cash equivalents were $194 million and $126 million at June 30, 2017 and March 31, 2017, respectively.
CSRA maintains an accounts receivable sales facility under our Purchase Agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Bank of Nova Scotia, and Mizuho Bank, Ltd., each as Purchaser, for the continuous non-recourse sale of CSRA’s eligible trade receivables. Under the Purchase Agreement, CSRA can sell our eligible receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts up to $450 million outstanding at any one time. CSRA has no retained interests in the transferred receivables, and only performs collection and administrative functions for the Purchaser for a servicing fee. On August 8, 2017, we extended the term of this facility for one year.
During the three months ended June 30, 2017 and July 1, 2016, we sold $711 million and $696 million, respectively, of our billed and unbilled receivables for cash. Collections by the purchaser on the receivables we sold were $715 million and $579 million, for the three months ended June 30, 2017 and July 1, 2016, respectively. As of

June 30, 2017, there was also $18.8 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. Total receivables sold, net of collections and fees related to accounts receivable sales, resulted in an (decrease) increase in operating cash flow of $(5) million and $116 million for the three months ended June 30, 2017, and July 1, 2016, respectively.
Liquidity
As of June 30, 2017, CSRA’s total liquidity was $839 million, consisting of $194 million of cash and cash equivalents and $645 million available under CSRA’s revolving credit facility. In November 2016, we completed an amendment of our debt facilities which extended the terms of the facilities by one year, reduced our interest rate on related borrowings, and changed certain terms in order to provide greater financial flexibility to the Company. We further amended our debt facility in June 2017 to reduce our interest rate on certain borrowings, and reallocated unpaid principal balances among portions of, the facility. See Note 6—Debt to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information.

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
Our primary cash needs continue to be for working capital, capital expenditures, commitments, and other discretionary investments. In May 2017, we executed an agreement to acquire NES for approximately $105 million in cash, subject to closing adjustments. We drew $55 million from our revolving credit facility on June 30, 2017 and paid $105 million in July 2017 at the closing of this transaction. Our ability to fund our operating needs depends, in part, on our ability to continue to generate positive cash flow from operations or, if necessary, raise cash in the capital markets. Our pension funding obligation represents another potential cash need, depending on asset returns, interest rates and other factors.
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
Capitalization
At June 30, 2017, CSRA’s ratio of net debt-to-total capitalization was 81.5%, a decrease of 3.1 percentage points from the end of fiscal year 2017. The decrease in the ratio was primarily the result of debt principal repayments of $10.8 million and an increase in equity capital from net income recognized during the first three months of fiscal year 2018. We believe our capital structure and financial strength provide us with financial flexibility in a dynamic industry that we believe affords competitive and strategic advantages to providers that maintain financial flexibility.

The following table summarizes CSRA’s capitalization ratios as of June 30, 2017 and March 31, 2017.

	As of
(Dollars in millions)	June 30, 2017	March 31, 2017
Total debt(7)	$2,866	$2,799
Less: Cash and cash equivalents	194	126
Net debt(8)	$2,672	$2,673

Total debt	$2,866	$2,799
Equity	411	359
Total capitalization	$3,277	$3,158

Debt-to-total capitalization	87.5%	88.6%
Net debt-to-total capitalization	81.5%	84.6%

(7)	Total debt is the sum of short and long-term components of GAAP debt and capitalized leases.

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

Debt Financing
Including capitalized lease liabilities, CSRA had $129 million of current maturities of long-term debt and $2.74 billion of long-term debt at June 30, 2017. In March 2016, we executed a series of hedging transactions to manage the interest rate risk related to $1.4 billion of the Senior Secured Term Loan A facilities. CSRA’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements (see Note 3—Derivative Instruments to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q).
In June 2017, we completed an amendment of our debt facilities to reduce our interest rate on, and reallocate unpaid principal balances among portions of, the facility. See Note 6—Debt to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q and “Liquidity” in our Annual Report on Form 10-K for information about these facilities, as amended, including covenants, default provisions, repayment terms, and interest rates of each facility.
Our term loan facilities require us to prepay outstanding term loans, subject to certain exceptions, in the case of excess annual cash flow and in the event of certain asset sales, casualty events and issuances of debt. Any required excess cash flow payments are due within 90 days following the end of the fiscal year. During the first quarter of fiscal 2017, we paid $48 million related to fiscal year 2016 excess cash flow. During the first quarter of fiscal year 2018, the Company determined it did not have to make an additional repayment related to its excess cash flow for fiscal year 2017 because CSRA’s voluntary repayments during the fiscal year exceeded the amount it would otherwise be required to repay. During the first quarter of fiscal year 2018, we paid $10.8 million on our Term Loan Facility (excluding the payment of $180.6 million of the Term Loan A facility with the proceeds of additional borrowings under the Term Loan B facility).
We have liquidity available for debt servicing and other discretionary investments from free cash flow and the Revolving Credit Facility, of which $645 million remained available but undrawn as of June 30, 2017. Debt service in the first five years is expected to be funded from available free cash flow; we do not expect that these debt service payments will adversely affect our available liquidity for short-term working capital and other cash requirements. Our expected liquidity and capital structure may be impacted, however, by discretionary investments and acquisitions that we may pursue. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure in the future to meet our liquidity needs.
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
During the first quarter of fiscal 2018, CSRA repurchased 450,000 shares of common stock through open market purchases for an aggregate consideration of $14.3 million, at an average price of $31.71 per share. As of June 30, 2017, CSRA remained authorized to repurchase $306.7 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019. We paid $1.6 million in July 2017 for 50,000 additional shares of CSRA common stock, at an average price of $31.77 per share, that had been repurchased in June 2017 but had not settled in cash by June 30.
CSRA has declared a cash dividend of $0.10 per share every quarter since the third quarter of fiscal year 2017. In the opinion of management, CSRA has sufficient liquidity and expects to continue paying quarterly cash dividends, subject to approval by our Board of Directors.
Off Balance Sheet Arrangements
In May 2017, we executed an agreement for the acquisition of NES Associates, LLC (“NES”) for approximately $105 million in cash, subject to closing adjustments. The transaction closed in July 2017. As a result, NES became an indirect, wholly-owned subsidiary of CSRA at the beginning of the second quarter of fiscal year 2018.
As of June 30, 2017, we did not have any other significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
CSRA has contractual obligations for long-term debt, capital lease liabilities and other obligations, including our performance guarantees and expiration of the stand-by letters of credit. See Note 6—Debt and Note 13—Commitments and Contingencies to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about these obligations.
Critical Accounting Estimates
Recent accounting pronouncements and the anticipated impact to CSRA are described in Note 1—Description of the Business, Basis of Presentation and Recent Accounting Pronouncements to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q.
Our unaudited Consolidated and Condensed Financial Statements have been prepared in accordance with GAAP. The preparation of unaudited Consolidated and Condensed Financial Statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the estimates made are for contract-specific issues. Changes to estimates or assumptions on a specific contract could result in a material adjustment to the unaudited Consolidated and Condensed Financial Statements. See “Critical Accounting Policies” in our Form 10-K for additional information about these estimates. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Revenue recognition
Substantially all of our revenue is derived from contracts with departments and agencies of the U.S. government, as well as other state and local government agencies. We generate our revenue from the following types of contractual arrangements: time and materials contracts, firm-fixed-price contracts, and cost-plus-fee contracts, which comprised approximately 21%, 45%, and 34%, respectively, of our revenue in the three months ended June 30, 2017, compared to 21%, 42%, and 37%, respectively, of our revenue in the three months ended July 1, 2016.
Many of our contracts require the use of estimates-at-completion (“EAC”) in the application of the percentage-of-completion accounting method. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 35% and 37% of our revenues for the three months ended June 30, 2017 and July 1, 2016, respectively. When changes in estimates of contract sales or costs occur, we make revisions to EACs and reflect changes in the results of operations in the period in which the facts that give rise to the revision become known by management. See Note 1—Description of the Business, Basis of Presentation and Recent Accounting Pronouncements to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information.
Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the government. At June 30, 2017, we did not have any federal contract terminations in process that would have a material effect on our consolidated financial position, results of operations or cash flows.
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
Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in our financial statements from the acquisition date. See Note 4—Goodwill and Other Intangible Assets to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates or foreign currency exchange rates. We actively monitor these exposures and manage such risks through our regular operating and financing activities or the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents. As of June 30, 2017 and March 31, 2017, we had $194 million and $126 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest expense and to manage our exposure related to interest rate movements (See Note 3—Derivative Instruments to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further discussion). Net of the benefit from our interest-rate derivatives, a hypothetical 1% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $15.4 million for the first quarter of fiscal year 2018, and likewise decreased our net income and cash flows.
The return on our cash and cash equivalents balance as of June 30, 2017 and April 1, 2016 was less than 1%; thus, although investment interest rates may continue to decline in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Our reporting currency is the U.S. dollar (“USD”); however, our foreign business operations, which predominantly provide business processing support services to our U.S. government customers, incur expenses denominated in foreign, local currencies. The expenses associated with providing our business processing services are invoiced either in USD based upon the current USD to local currency exchange rates, or in the foreign, local currency. Such expenses expose us to exchange rate fluctuations between USD and the local currency. Historically, we mitigated the volatility relating to these exposures, in part, through the identification of potential foreign currency exposures through the contract bidding and forecasting process that would expand or modify our services. We have also been able to mitigate a portion of foreign currency risk through earnings by matching revenue earned in the same local currency as the expense incurred. In the first quarter of fiscal year 2018, we also began to hedge certain of these exposures using forward currency contracts. However, fluctuations (including possible devaluations) in currency exchange rates may occur or there may be the imposition of limitations on the conversion of foreign currencies into our reporting currency. We estimate that a 1% increase in exchange rates would have increased our cost of services denominated in foreign currencies by $0.2 million in the three months ended June 30, 2017.
We have not entered into any hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

CSRA’s management, with the participation of CSRA’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CSRA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on that evaluation, CSRA’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, CSRA’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that CSRA files or submit under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 and concluded that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is set forth in Note 13, Commitments and Contingencies, to the unaudited Consolidated Condensed Financial Statements under the Caption “Contingencies,” contained in Part I Item 1 of this form 10-Q. Such information is incorporated herein by reference and made a part hereof.

Item 1A.	Risk Factors

We are not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2015, the Board authorized the Share Repurchase Program, pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. The share repurchases may be executed through various means, including, without limitation, open market transactions, and privately negotiated transactions or otherwise and are in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. See Note 10—Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about the Share Repurchase Program.

The following table presents repurchases of our common stock during the three months ended June 30, 2017.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) in Period	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2017 - April 28, 2017	—	$—	—	$—
April 29, 2017 - May 26, 2017	—	—	—	—
May 27, 2017 - June 30, 2017	450,000	31.71	450,000	306.7
Total	450,000	$31.71	450,000	$306.7

(1) The Share Repurchase Program, which was authorized by the Board on November 30, 2015, does not obligate CSRA to purchase any shares, and expires on March 31, 2019. As of June 30, 2017, CSRA had repurchased 3,207,448 shares of common stock (at an average price of $29.09 per share) through open market purchases for an aggregate consideration of approximately $93.3 million, and remained authorized to repurchase $306.7 million of common stock under the program.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 8, 2017, the Company executed the Third Amendment to the Second Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of October 1, 2015, among CSRA LLC (f/k/a CSC Government Solutions LLC), the Purchaser parties thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent for the Purchasers (the "Purchase Agreement"). Pursuant to this amendment, the term of the Purchase Agreement was extended for one year, until August 2018.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Exhibit Description
3.1	*	Amended and Restated Bylaws of CSRA Inc., as in effect as of July 26, 2017.
10.1
Second Amendment to Credit Agreement, dated as of June 15, 2017, by and among CSRA Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., in its capacity as administrative agent under the Pro Rata Facilities (as defined thereunder), Royal Bank of Canada, in its capacity as administrative agent under the Term Loan B Facility, and the guarantors and lenders party thereto.

10.2		Form of Service Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 5, 2017).
10.3		Form of Performance Based Restricted Stock Unit Award Agreement(incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 5, 2017).
10.4	*
Third Amendment to the Second Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of October 1, 2015 (amended on August 8, 2017), among CSRA LLC (f/k/a CSC Government Solutions LLC), the Purchaser parties thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent for the Purchasers.

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

CSRA INC.

Dated:	August 9, 2017	By:	/s/ William Luebke
		Name:	William Luebke
		Title:	Controller
(Principal Accounting Officer)