Form 10-Q
period 2017-09-29
CSRA Inc.
filed 2017-11-07
CIK 1646383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017

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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
163,779,945 shares of Common Stock, $0.001 par value, were outstanding on November 2, 2017.

CSRA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     CSRA INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS (unaudited)

	As of
(Dollars in millions, shares in thousands)	September 29, 2017	March 31, 2017
Current assets
Cash and cash equivalents	$91	$126
Receivables, net of allowance for doubtful accounts of $26 and $24, respectively	829	748
Prepaid expenses and other current assets	122	126
Total current assets	1,042	1,000

Intangible and other assets
Goodwill	2,397	2,335
Customer-related and other intangible assets, net of accumulated amortization of $269 and $244, respectively	775	775
Software, net of accumulated amortization of $97 and $89, respectively	73	81
Other assets	81	87
Total intangible and other assets	3,326	3,278

Property and equipment, net of accumulated depreciation of $706 and $694, respectively	637	610
Total assets	$5,005	$4,888

Current liabilities
Accounts payable	$169	$187
Accrued payroll and related costs	183	181
Accrued expenses and other current liabilities	488	487
Current capital lease liability	47	44
Current maturities of long-term debt	84	72
Dividends payable	18	21
Total current liabilities	989	992

Long-term debt, net of current maturities	2,530	2,511
Noncurrent capital lease liability	203	172
Deferred income tax liabilities	269	272
Other long-term liabilities	533	582

Commitments and contingent liabilities (Note 13)

Equity
Stockholders’ Equity:
Common stock, $0.001 par value, 750,000 shares authorized, 164,240 and 163,570 shares issued, and 163,718 and 163,216 shares outstanding, respectively	—	—
Additional paid-in capital	136	134
Accumulated earnings	284	165
Accumulated other comprehensive income	26	31
Total stockholders’ equity	446	330
Noncontrolling interests	35	29
Total equity	481	359
Total liabilities and equity	$5,005	$4,888
See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per share amounts)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Total revenue	$1,272	$1,263	$2,501	$2,517

Cost of services	1,022	1,007	2,001	2,023
Selling, general and administrative expenses	51	55	100	111
Acquisition, integration, and other costs	9	8	14	13
Depreciation and amortization	56	63	116	128
Operating expenses	1,138	1,133	2,231	2,275

Operating income	134	130	270	242
Net benefit of defined benefit plans	20	25	41	49
Interest expense, net	(29)	(29)	(59)	(59)
Other expense, net	(2)	(2)	(3)	(2)
Income before income taxes	123	124	249	230
Income tax expense	45	44	91	82
Net income	78	80	158	148
Less: noncontrolling interests	2	4	5	7
Net income attributable to CSRA common stockholders	$76	$76	$153	$141

Earnings per common share:
Basic	$0.46	$0.46	$0.94	$0.86
Diluted	$0.46	$0.46	$0.93	$0.86

Common share information (weighted averages, in thousands):
Common shares outstanding— basic	163,538	163,824	163,464	163,551
Dilutive effect of stock options and equity awards	1,713	1,260	1,743	1,331
Common shares outstanding— diluted	165,251	165,084	165,207	164,882

Cash dividend per common share	$0.10	$0.10	0.20	0.20

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Net income	$78	$80	$158	$148

Other comprehensive income (loss), net of taxes, related to:
Amortization of prior service cost	(1)	(2)	(3)	(4)
Unrealized gain on derivatives	—	3	(2)	(3)
Other comprehensive income (loss), net of taxes	(1)	1	(5)	(7)

Comprehensive income	77	81	153	141
Less: comprehensive income attributable to noncontrolling interest, net of taxes	2	4	5	7
Comprehensive income attributable to CSRA common stockholders	$75	$77	$148	$134

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in millions)	Six Months Ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$158	$148
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	116	131
Stock based compensation	8	7
Excess tax benefit from stock based compensation	(2)	(2)
Deferred income taxes	(1)	—
Other non-cash items, net	6	1
Changes in assets and liabilities, net of acquisitions and dispositions:
(Increase) decrease in assets	(39)	(56)
(Decrease) increase in defined benefit plan liability	(40)	(47)
(Decrease) increase in other liabilities	(52)	26
Other operating activities, net	5	3
Cash provided by operating activities	159	211

Cash flows used in investing activities:
Purchases of property and equipment	(49)	(68)
Software purchased and developed	(9)	(8)
Payments and adjustment for acquisitions, net of cash acquired	(101)	—
Proceeds from disposals of assets	7	10
Other investing activities, net	(7)	(25)
Cash used in investing activities	(159)	(91)

Cash flows used in financing activities:
Borrowing on revolving credit facility	55	—
Repayments of revolving credit facility	—	(50)
Borrowings of long term debt	184	—
Payments of long-term debt	(212)	(98)
Debt issuance cost	(2)	—
Proceeds from stock options and other common stock activity, net	2	7
Repurchase of common stock	(16)	(8)
Dividends paid	(33)	(34)
Payments on lease liability	(20)	(17)
Payments to noncontrolling interest	—	(4)
Other financing activities, net	7	22
Cash used in financing activities	(35)	(182)

Net (decrease) increase in cash and cash equivalents	(35)	(62)
Cash and cash equivalents at beginning of period	126	130
Cash and cash equivalents at end of period	$91	$68

Supplemental cash flow information:
Cash paid for taxes	$67	$47
Cash paid for interest	49	54
Capital expenditures in accounts payable and other liabilities	14	9
Capital expenditures through capital lease obligations	55	20

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
In May 2017, CSRA executed an agreement for the acquisition of NES Associates, LLC (“NES”), a provider of IT services to the U.S. government. On July 3, 2017, CSRA completed its acquisition of NES, which resulted in NES becoming a wholly owned subsidiary of CSRA. See Note 4—Acquisitions for additional information.
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of CSRA’s contracts, developing total revenue and costs at completion estimates requires significant judgment. Contract costs include direct labor and billable expenses, allocation of allowable indirect costs, and warranty obligations. CSRA recognizes revenue and billable expenses from these transactions on a gross basis because it is the primary obligor on contracts with customers. The contracts that required estimates-at-completion (“EACs”) using the percentage-of-completion method were approximately 35%, and 37% of CSRA’s revenues for the six months ended September 29, 2017, and September 30, 2016, respectively.
CSRA’s income before income taxes and noncontrolling interest for the three and six months ended September 29, 2017 and September 30, 2016 included the following gross favorable and unfavorable adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method.

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Gross favorable	$13	$16	$31	$27
Gross unfavorable	(5)	(8)	(11)	(16)
Total net adjustments, before taxes and noncontrolling interests	$8	$8	$20	$11
Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and, therefore, any adjustments to these amounts related to credit quality are accounted for as a reduction of revenue.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Unbilled amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, that are expected to be collected after one year totaled $16.5 million and $15.6 million as of September 29, 2017 and March 31, 2017, respectively.

Depreciation expense was $36.5 million and $31.0 million for the three months ended September 29, 2017 and September 30, 2016, respectively. Depreciation expense was $73.6 million and $63.4 million for the six months ended September 29, 2017 and September 30, 2016, respectively.
Earnings Per Share
The computation of diluted earnings per share excludes stock options, whose effect, if included, would be anti-dilutive. The number of shares related to such stock awards was 226,456 and 270,123 for the three and six months ended September 29, 2017, respectively.
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
Reclassifications
Historically, the Company recognized separation and merger costs in connection with our separation from Computer Sciences Corporation (now known as DXC Technology) (“CSC”) and our subsequent merger with SRA International Inc. (“SRA”) as a separate operating expense. Beginning in the three months ended September 29, 2017, we combined these costs with separately identifiable acquisition costs and fees paid to third parties for completed acquisitions as well as integration, transition, and other costs for integrating the businesses. These expenses are presented as acquisition, integration, and other costs on the unaudited Consolidated and Condensed Statements of Operations. Prior periods have been revised to conform to the current period presentation.
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
Assets and liabilities valued using the fair value measurement guidance on a recurring basis include: pension assets and derivative instruments (consisting of interest rate swap contracts, total return swaps, and foreign currency forward exchange contracts). Pension assets are valued using model based pricing methods that use observable market data and are, therefore, considered Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use observable interest rate yield curves as inputs. Total return swaps are settled on the last day of every fiscal month. Therefore, the value of any total return swaps outstanding as of any balance sheet date is

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

not material. The inputs used to estimate the fair value of the Company's derivative instruments are classified as Level 2. No significant assets or liabilities are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.
Assets and liabilities measured at fair value on a non-recurring basis include: those acquired in a business combination, equity-method investments, and long-lived assets. These assets and liabilities are recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair values in these instances are then determined using Level 3 inputs.
The Company’s financial instruments include cash, trade receivables, vendor payables, derivative financial instruments, and debt. As of September 29, 2017, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases, was $2.5 billion at both September 29, 2017 and March 31, 2017, respectively, and approximated its fair value on those dates based on recent trading activity. The fair value of long-term debt is estimated based on current interest rates offered to the Company for instruments with similar terms and remaining maturities, and are classified as Level 2. There were no transfers between levels of the fair value hierarchy during the three and six months ended September 29, 2017 or the three and six months ended September 30, 2016.
Recent Accounting Pronouncements
New Accounting Standards
During the six months ended September 29, 2017, CSRA adopted the following Accounting Standard Update (“ASU”):
In March 2017, the FASB issued ASU No. 2017-07-Compensation- Retirement Benefits (Topic 715) (“ASU 2017-07”), which changes the presentation of net periodic pension and post-retirement costs. The guidance requires that service costs associated with pension and post-retirement plans be presented in the same financial statement line item as the compensation cost for the related employees. All other net benefit costs must be reported separately from income from operations (if presented). The standard is effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted. Since CSRA’s defined benefit pension and post-retirement plans (the “Plans”) are frozen, historical service costs consist of administrative expenses. CSRA chose to early adopt this standard during the first quarter of the fiscal year ending March 30, 2018. As a result, net benefit costs of the Plans have been presented as a separate line item on the Company’s statements of operations. The prior periods have been revised to conform to the current period presentation.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). Its main provisions are: (a) removing step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation; and (b) eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. ASU 2017-04 is effective for all public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted on or after January 1, 2017. The Company adopted ASU 2017-04 on July 1, 2017, which coincided with its annual assessment for the impairment of goodwill. The adoption had no impact on CSRA’s financial results for the period.
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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The new standard requires us to identify contractual performance obligations and determine when revenue should be recognized. This and other requirements could change the method or timing of revenue recognition for our firm-fixed-price and, to a lesser extent, cost-reimbursable-plus-fee contract portfolio. The Company’s implementation project team is taking an integrated approach to analyzing the standard’s impact on our contract portfolio including a review of accounting policies and practices, evaluating the effects of the requirements on our contracts and business practices, and assessing the need for system and internal control changes or enhancements. These activities and the Company’s evaluation of the quantitative effect of adoption will extend into future periods.
The Company identified likely effects related to the treatment of option years as discrete contracts and the grouping of promised goods and services into performance obligations for the purpose of recognizing revenue under the new standard. As a result, gross favorable and unfavorable adjustments due to changes in contract estimates are anticipated to result in smaller revenue adjustments than before adoption of the ASU. Anticipated losses on contracts will continue to be recognized in the period they are identified.
In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, resulting in a one-year deferral of the effective date of ASU 2014-9. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to the beginning balance of retained earnings at the effective date. The Company plans to adopt the standard on March 31, 2018 (the first day of fiscal year 2019); and to implement it using the modified retrospective method, where the cumulative effect is recognized at the date of adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the current guidance related to accounting for leases. The guidance requires lessees to recognize most leases on-balance sheet as a right of use asset and lease liability. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to provide financial statement users with additional information on the amount, timing, and uncertainty of cash flows arising from CSRA leases. The standard must be adopted using the modified retrospective approach; and will be effective for the first interim period within annual periods beginning after December 15, 2019, with early adoption permitted. CSRA is currently evaluating the impact of adoption on its policies, procedures, business practices, including internal controls, and financial statements.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which is intended to improve the transparency and understandability of information conveyed to financial statements users about an entity’s risk management activities and reduce the complexity and simplify the application of hedge accounting by companies. The impact of adopting this standard on CSRA’s financial position and results of operations is not expected to be material, but the Company will continue to evaluate until implementation. The standard is effective for fiscal years beginning after December 15, 2018 and interim period within those fiscal years for public entities.
Other recently issued ASUs effective after September 29, 2017 are not expected to have a material effect on CSRA’s financial statements.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 2—Sale of Receivables
CSRA is the seller of certain accounts receivable under a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Bank of Nova Scotia, and Mizuho Bank, Ltd., each as Purchaser, for the continuous non-recourse sale of CSRA’s eligible trade receivables. On August 8, 2017, the term of the Purchase Agreement under which the Company sells certain of its accounts receivable was extended for one year, to August 7, 2018.
Under the Purchase Agreement, CSRA sells eligible receivables, including billed receivables and certain unbilled receivables arising from cost plus fixed fee (“CPFF”) and time and materials (“T&M”) contracts up to $450.0 million outstanding at any time. CSRA has no retained interests in the sold receivables and only performs collection and administrative functions for the Purchaser for a servicing fee.
CSRA accounts for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognizes the sold receivables from its unaudited Consolidated and Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. CSRA estimated that its servicing fee was at fair value and, therefore, no servicing asset or related liability was recognized at either September 29, 2017 or March 31, 2017.

We have amended the Purchase Agreement periodically to broaden the eligibility of receivables for sale under it. In the period when the receivables become eligible for sale, the proceeds from such sales will increase operating cash flow. The table below provides receivable sales activity, including initial sales of newly eligible receivables during the periods presented.

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales of billed receivables	$438	$469	$852	$937
Sales of unbilled receivables	312	329	610	556
Total sales of receivables	$750	$798	$1,462	$1,493
Collections of sold receivables	$732	$831	$1,447	$1,402
Operating cash flow effect, net of collections and fees from sales	17	(34)	12	90
As of September 29, 2017 and March 31, 2017, there was $44.8 million and $37.0 million, respectively, of cash collected by CSRA, but not remitted to purchasers, which represents restricted cash and is included within Prepaid expenses and other current assets on our unaudited Consolidated and Condensed Balance Sheets. CSRA incurred purchase discount and administrative fees of $2.7 million and $1.6 million for the six months ended September 29, 2017 and September 30, 2016, respectively. These fees were recorded within Other expense (income), net in the unaudited Consolidated and Condensed Statements of Operations.
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
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 3—Derivative Instruments
Derivatives Designated for Hedge Accounting
Interest-rate swaps
The Company uses derivative financial instruments to manage interest rate risk related to its Term Loan A Facilities. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on Term Loan Facilities that have variable index-based interest rates. To accomplish these objectives, the Company uses pay-fixed interest rate swaps as part of its interest rate risk management strategy. As of both September 29, 2017 and March 31, 2017, the Company had outstanding pay-fixed interest rate derivatives with a notional value of $1.4 billion, which were designated as a cash flow hedge of interest rate risk. The swap positions consist of a $1.1 billion notional swap agreement maturing in November 2020 and $300 million in aggregate notional swap agreements maturing in March 2018.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (“AOCI”), net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffective portion in any of the three or six month periods ended September 29, 2017 or September 30, 2016.

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies, which subjects its cash flows and earnings to exposure related to changes in foreign currency exchange rates. The exposure arises primarily from purchases from or sales to third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates; and are used to offset changes in the fair value of forecasted cash flows related to transactions denominated in foreign currencies. During fiscal year 2018, the Company began hedging certain of these forecasted cash flows. As of September 29, 2017, the Company had outstanding foreign currency forward exchange contracts with notional amounts totaling $13.8 million. Neither the fair value of these derivatives at September 29, 2017 nor the gain or loss reclassified into earnings from AOCI during the six months ended September 29, 2017 was significant. We do not expect amounts that will be reclassified into earnings within the next twelve months to be significant. The notional values consist primarily of contracts for the Mexican peso, Columbian peso, and Canadian dollar, and are stated in U.S. dollar equivalents.
Fair Value of Derivative Instruments
The fair values of derivative instruments are presented on a gross basis as none of the Company’s derivative contracts are subject to master netting arrangements. The fair value of the Company’s derivative financial instruments was an asset of $15.0 million and $18.2 million as of September 29, 2017 and March 31, 2017, respectively. These derivative instruments are classified by their short- and long-term components based on the fair value of the anticipated timing of their cash flows. For net asset positions, the current portion is included in Prepaid and other current assets and the long-term portion is included in Other assets in the unaudited Consolidated and Condensed Balance Sheets. There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during either the six months ended September 29, 2017 or September 30, 2016. Cash flows associated with derivative contracts are recorded in operating activities in the unaudited Consolidated and Condensed Statement of Cash Flows.
Under applicable agreements relating to the Company’s interest rate swaps, a counterparty could declare the Company to be in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Concentrations of Risk
The Company is subject to counterparty risk in connection with its interest rate swap derivative contracts. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The Company mitigates this credit risk by entering into agreements with credit-worthy counterparties. As of both September 29, 2017 and March 31, 2017, there was one counterparty with greater than a 10% concentration of our total exposure.
Note 4—Acquisitions
Fiscal Year 2018 Acquisition
On July 3, 2017, CSRA acquired NES for $104.1 million, which consisted of a base price of $105.0 million, less $0.9 million of working capital adjustments. The consideration given consisted of $100.9 million in cash and $3.2 million to be deposited in escrow on behalf of the seller. CSRA recorded the assets acquired and liabilities assumed at their estimated fair value, reflecting the difference between the fair value of the net assets acquired and the purchase consideration as goodwill. See Note 5—Goodwill and Other Intangible Assets for further discussion of the measurement considerations for acquired intangible assets.
The following reflects the estimated fair values of assets acquired and liabilities assumed in our acquisition of NES as of July 3, 2017:

Preliminary allocation (in millions):	Amount
Cash, accounts receivable and other current assets	$28
Property, equipment and other long-term assets	4
Intangibles—customer relationships, backlog and other intangibles assets	25
Accounts payable and other current liabilities	(15)
Total identified net assets acquired	42

Goodwill	62

Total purchase consideration and liabilities paid at closing	$104
The revenue and operating income of NES included in our unaudited Consolidated and Condensed Statement of Operations for the period was not material.
Note 5—Goodwill and Other Intangible Assets
In connection with acquisitions of other businesses, CSRA recognized goodwill and other intangible assets, which includes customer relationships, backlog, and contract-related intangibles. In addition, the Company records acquired and developed software technology as an intangible asset.
Goodwill
Goodwill is allocated to each reportable segment based on the relative fair value of net assets acquired. During the six months ended September 29, 2017, we added goodwill of $62 million to the Defense and Intelligence segment associated with the NES acquisition. During the six months ended September 30, 2016, we recognized a purchase price adjustment which resulted in a $2.2 million decrease in goodwill associated with the SRA acquisition, $0.9 million of which related to the Defense and Intelligence segment and $1.3 million to the Civil segment.
Testing for Goodwill Impairment
The Company tests for impairment annually on the first day of the second fiscal quarter; and between annual tests if an event occurs, or circumstances change, that would “more likely than not” reduce the fair value of a reporting unit below its carrying amount. At the end of each annual and quarterly period, CSRA determines if any such events or changes occurred that require goodwill to be tested for impairment.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

On July 1, 2017, the Company performed its annual test of impairment and concluded qualitatively that the fair value of each reporting unit significantly exceeded its carrying value. As of September 29, 2017, CSRA determined there were no indicators that required management to perform an interim goodwill impairment assessment test. There were no accumulated impairment losses at either September 29, 2017 or March 31, 2017.
Other Intangible Assets
Other intangible assets consist primarily of customer relationships, backlog, and technology. Acquired intangible assets have been recorded at their fair value using various discounted cash flow valuation techniques that incorporated Level 3 inputs as described under the fair value hierarchy of ASC 820, Fair Value Measurements (“ASC 820”). These unobservable inputs reflect CSRA’s assumptions about the assumptions market participants would use in pricing an asset on a non-recurring basis.
In connection with the acquisition of NES, the Company identified $24.8 million of intangible assets, representing customer relationships, backlog, and contract intangibles. The fair value measurement of these intangibles were primarily based on significant inputs not observable in the market and represent a Level 3 measurement. The income approach was primarily used to value intangible assets; and indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the time value of money.
A summary of amortizing intangible assets, including preliminary fair values of those recorded in the NES acquisition, are:

	As of
	September 29, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquisition-related intangibles:
Customer-related intangibles	$973	$(200)	$773
Backlog	65	(65)	—
Other intangible assets	6	(4)	2
Subtotal-acquisition-related intangibles:	1,044	(269)	775
Software	170	(97)	73
Total intangible assets	$1,214	$(366)	$848

	As of
	March 31, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquisition-related intangibles:
Customer-related intangibles	$948	$(175)	$773
Backlog	65	(65)	—
Other intangible assets	6	(4)	2
Subtotal-acquisition-related intangibles:	1,019	(244)	775
Software	170	(89)	81
Total intangible assets	$1,189	$(333)	$856
Customer-related intangibles, backlog, and software are amortized to expense. Amortization expense for the three and six months ended September 29, 2017 was $19.5 million and $42.8 million, respectively, compared to$32.4 million and $65.0 million, respectively, for the three and six months ended September 30, 2016.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

As of September 29, 2017, estimated amortization related to acquisition-related intangible assets for the remaining six months of fiscal year 2018 is $43.4 million; and for each of fiscal years 2019, 2020, 2021, and 2022 is $86.2 million, $79.3 million, $70.5 million, and $63.6 million, respectively.
Purchased and internally developed software for external and internal use, net of accumulated amortization, consisted of:

	As of
(Dollars in millions)	September 29, 2017	March 31, 2017
Purchased software	$69	$73
Internally developed software	4	8
Total software	$73	$81
Amortization expense related to purchased software for the three and six months ended September 29, 2017 was $6.1 million, and $11.9 million, respectively, compared to the three and six months ended September 30, 2016 of $3.3 million and $6.9 million, respectively. Amortization expense related to internally developed software for the three and six months ended September 29, 2017 was $0.0 million, and $5.2 million, respectively, compared to the three and six months ended September 30, 2016 of $0.3 million and $0.5 million, respectively.
As of September 29, 2017, estimated amortization related to software for the remaining six months of fiscal year 2018 is $11.3 million; and for each of the fiscal years 2019, 2020, 2021, and 2022 and thereafter is $20.7 million, $17.9 million, $12.9 million, and $10.4 million, respectively.
Note 6—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
(Dollars in millions)	September 29, 2017	March 31, 2017
Accrued contract costs	$217	$239
Deferred revenue	160	153
Accrued expenses	93	81
Other	18	14
Total	$488	$487
Note 7—Debt
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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of CSRA’s outstanding debt, as of September 29, 2017 and March 31, 2017.

	September 29, 2017		March 31, 2017
(Dollars in millions)	Interest Rate(1)	Outstanding Balance	Interest Rate(1)	Outstanding Balance
Revolving credit facility, due November 2021	2.73% - 3.02%	$55	2.18% - 2.20%	$—
Tranche A1 facility, due November 2019	2.61% - 2.90%	389	2.06% - 2.41%	570
Tranche A2 facility, due November 2021	2.73% - 3.02%	1,549	2.18% - 2.53%	1,580
Term Loan B facility, due November 2023	3.16% - 3.55%	649	3.28% - 3.75%	466
Capitalized lease liability	2.35% - 11.06%	250	2.35% - 15.09%	216
Total debt		2,892		2,832
Less: unamortized debt issuance costs		(28)		(33)
Less: current portion of long-term debt and capitalized lease liability		(131)		(116)
Total long-term debt, net of current maturities		$2,733		$2,683
(1) Represents the range of the lowest and highest interest rate during the period for each facility. Capitalized lease rates are the lowest and highest rates among all leases outstanding during the period. The September 29, 2017 column represents the range during the six month period then ended and the March 31, 2017 column represents the range during the fiscal year then ended.

On June 15, 2017, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd, as pro-rata administrative agent, MUFG Union Bank, N.A., as collateral agent, Royal Bank of Canada, as term loan B administrative agent, and the guarantors and lender parties thereto. Pursuant to the Second Amendment, the credit facilities were amended to provide for, among other things:
(a) a reduction of 0.5% in the interest rate margin applicable to the Term Loan B Facility (as defined under the Second Amendment of the Credit Agreement), to LIBOR plus 2.00% on Eurocurrency Rate Advances;
(b) an increase of $183.7 million in the unpaid principal balance of the Term Loan B Facility to a total of $650.0 million; and
(c) quarterly repayments of $0.5 million commencing September 30, 2017 through December 31, 2022 and quarterly repayments thereafter of $2.4 million (subject to reduction for any mandatory or voluntary prepayments) until the maturity date of the Term Loan B Facility.
The additional borrowings under the Term Loan B Facility were immediately applied to repay $180.6 million of the unpaid principal balance of the Tranche A1 Facility; to pay accrued and unpaid interest on amounts repaid on the Tranche A1 Facility and on the Term Loan B facility; and to pay fees and expenses incurred in connection with the transaction. The Company wrote-off $1.7 million of deferred financing fees related to the portion of the loans deemed extinguished, which are recorded in interest expense; and recorded an additional $1.5 million of deferred financing costs related to fees paid in connection with the Second Amendment.
In addition, during the first quarter of fiscal year 2018, the Company made a mandatory repayment of $10.8 million on its Term Loan Facilities. On June 30, 2017, the Company drew $55.0 million under its Revolving Credit Facility in order to fund in part the settlement of its purchase of NES in July 2017. In September 2017, the Company made a mandatory principal repayment of $20.9 million on the Term Loan Facilities.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Interest expense consisted of:

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Contractual interest -revolving and term loan credit facilities	$21	$19	$40	$38
Amortization of debt issuance costs	2	3	4	6
Interest on derivatives and other	6	7	13	15
Loss on debt extinguishment	—	—	2	—
Total interest expense	$29	$29	$59	$59
CSRA’s costs incurred in connection with the issuance of its Term Loan Facilities are amortized using the effective interest method over the life of the respective loans. Unamortized debt issuance costs related to the Revolving Credit Facility are recorded with the carrying value of the debt and are amortized using the straight-line method.
Expected maturities of long-term debt, excluding future minimum capital lease payments, for the remaining second half of fiscal year 2018, and fiscal years subsequent to fiscal year 2018, are as follows:

(Dollars in millions)	Amount
Fiscal year:
Second half of fiscal year 2018	$42
2019	83
2020	472
2021	84
2022	1,320
2023	4
Thereafter	637
Total	$2,642

CSRA’s long-term debt facilities contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default. CSRA was in compliance with all financial covenants associated with its borrowings as of September 29, 2017.
Note 8—Income Taxes

CSRA’s effective tax rate (“ETR”) was 36.6% for both the three and six months ended September 29, 2017, compared to 35.5% and 35.7% for the three and six months ended September 30, 2016, respectively. The higher ETR for the three and six months ended September 29, 2017 was primarily a result of a reduction in the amount of tax deductible dividend equivalent payments made related to restricted stock unit (“RSU”) awards.

CSRA is currently under examination in several tax jurisdictions. Tax years 2008 and forward remain subject to examination under both Federal and various state tax jurisdictions. One disputed matter remains unresolved in connection with the Internal Revenue Service’s (“IRS”) examination of SRA’s federal income tax return for 2011. The disputed matter concerns a $136.7 million worthless stock deduction for a disposed subsidiary. CSRA believes

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

its tax positions are appropriate. The Company obtained a tax insurance policy in connection with its merger with SRA that limits CSRA’s exposure related to this dispute. It is reasonably possible that changes to CSRA’s unrecognized tax benefits could be significant; due to the uncertainty regarding the IRS administrative appeals process and possible outcomes, however, we estimate that the increases or decreases in our unrecognized benefits that may occur within the next 12 months will not be material.
Note 9—Pension and Other Post-retirement Benefit Plans
Certain employees of CSRA and its subsidiaries are participants in employer-sponsored defined benefit and defined contribution plans, including pension and other post-retirement benefit (“OPEB”) plans. The assets and liabilities for the plans and the costs and benefits related to the plans’ participants are reflected in CSRA’s unaudited Consolidated and Condensed Financial Statements.
Defined Benefit Pension Plans
The largest U.S. defined benefit pension plan was frozen in fiscal year 2010 for most participants. All remaining participants have been frozen since 2016.
The net periodic pension benefit for CSRA pension plans includes the following components:

(Dollars in millions)	Three Months Ended		Six Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost (entirely administrative expenses)	$4	$3	$7	$6
Interest cost	23	25	46	51
Expected return on assets	(43)	(49)	(86)	(98)
Net periodic pension benefit	$(16)	$(21)	$(33)	$(41)
The following table provides the pension plans’ projected benefit obligations, assets, and funding status:

	As of
(Dollars in millions)	September 29, 2017	March 31, 2017
Net benefit obligation	$(2,755)	$(2,787)
Net plan assets	2,332	2,328
Net funded (unfunded) status	$(423)	$(459)

CSRA contributed $4.1 million to the defined benefit pension plans during the six months ended September 29, 2017 for the funding of benefit payments made to plan participants. CSRA expects to make $4.1 million of additional contributions during the remaining six months of fiscal year 2018 for the funding of participants’ benefit payments.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Other Post-retirement Benefit Plans
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

(Dollars in millions)	Three Months Ended		Six Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net periodic post-retirement (benefit) costs:
Interest cost	$1	$1	$1	$1
Expected return on assets	(2)	(2)	(3)	(3)
Amortization of prior service benefit	(3)	(3)	(6)	(6)
Net periodic benefit	$(4)	$(4)	$(8)	$(8)
The following table provides the OPEB plans’ projected benefit obligations, assets, and funding status:

(Dollars in millions)	As of
	September 29, 2017	March 31, 2017
Net benefit obligation	$(84)	$(86)
Net plan assets	76	76
Net unfunded status	$(8)	$(10)
CSRA contributed $0.7 million and $0.8 million to the OPEB plans during the six months ended September 29, 2017 and September 30, 2016, respectively. CSRA expects to make $0.7 million of additional contributions to this plan during the remaining six months of fiscal year 2018 for the funding of participants’ benefit payments.
Note 10—Share-Based Compensation Plans
Employee Incentives
Prior to the Company’s separation from CSC (the “Spin-Off”), there were two stock incentive plans under which employees were granted stock options, RSUs, and performance stock units (“PSUs”). Some of these awards vested upon the Spin-Off, some continue to vest in accordance with their original terms, and some converted into a different type of equity award at separation. CSRA had a net receivable from CSC of $5.9 million at September 29, 2017 and $1.3 million as of March 31, 2017, related to the settlement of equity awards-granted to employees prior to the Spin-Off.
On August 9, 2017, the CSRA’s shareholders approved an increase in the number shares available for issuance in the Company’s 2015 Omnibus Incentive Plan of 4,483,000 shares, which results in 11,006,523 available shares of CSRA common stock for the grant of future stock options, RSUs, PSUs or other share-based incentives to employees of CSRA as of September 29, 2017. For the six months ended September 29, 2017 and September 30, 2016, CSRA recognized share-based compensation expense within Selling, general and administrative expenses of $8.0 million and $7.1 million, respectively, including CSRA’s non-employee director grants, which totaled $0.8 million and $0.8 million, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Stock Options
Information concerning stock options of CSRA during the six months ended September 29, 2017, was as follows.

	Number of Option Shares	Weighted Average Exercise Price per share
Outstanding as of March 31, 2017	1,996,898	$24.29
Granted	—	—
Less:
Exercised	149,051	23.09
Canceled/Forfeited	42,517	21.97
Expired	8,041	28.09
Outstanding as of September 29, 2017	1,797,289	24.38

Expected to vest in the future as of September 29, 2017	819,279	25.20
Exercisable as of September 29, 2017	978,010	23.68
As of September 29, 2017, unrecognized compensation expense related to unvested stock options totaled $3.8 million. This cost is expected to be recognized over a weighted-average period of 1.5 years.
RSUs and PSUs
Information concerning RSUs and PSUs of CSRA during the six months ended September 29, 2017, was as follows.

	Number of Restricted Stock Units	Weighted Average Fair Value
Outstanding as of March 31, 2017	857,914	$26.95
Granted	672,884	30.41
Less:
Vested	94,492	29.04
Canceled/Forfeited	40,594	28.61
Outstanding as of September 29, 2017	1,395,712	28.43
As of September 29, 2017, total unrecognized compensation expense related to unvested RSUs and PSUs totaled $25.6 million. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 11—Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)

Dividends Declared
In May 2017, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share.  The total qualifying shares were 163,760,678 shares, with a total dividend payout of $16.4 million. Payment of the dividend was made on July 12, 2017 to CSRA stockholders of record at the close of business on June 15, 2017.
In August 2017, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share.  The total qualifying shares were 163,604,848 shares, with a total dividend payout of $16.4 million. Payment of the dividend was made on October 3, 2017 to CSRA stockholders of record at the close of business on August 29, 2017.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Share Repurchase Program
On November 30, 2015, the Board authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million.
During the six months ended September 30, 2016, the Company repurchased 300,097 shares of CSRA common stock through open market purchases for an aggregate consideration of $7.9 million, at an average price of $26.45 per share.
During the three months ended June 30, 2017, the Company repurchased 450,000 shares of CSRA common stock for aggregate consideration of $14.3 million, at an average price of $31.71 per share. During the three months ended September 29, 2017, the Company paid $1.6 million for 50,000 shares of CSRA common stock (at an average price of $31.77 per share) that was traded in the first quarter but did not settle prior to June 30, 2017.
As of September 29, 2017, CSRA remained authorized to repurchase $305.1 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019.
Accumulated Other Comprehensive Income (Loss)

The following tables show the activity in the components of other comprehensive income (loss), including the respective tax effects, and reclassification adjustments for the three and six months ended September 29, 2017 and September 30, 2016, respectively.

	For the Three Months Ended September 29, 2017			For the Three Months Ended September 30, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact	Net of Tax Amount	Before Tax Amount	Tax Impact	Net of Tax Amount
Unrealized gain on derivatives	$—	$—	$—	$5	$(2)	$3
Amortization of prior service credit	(3)	2	(1)	(3)	1	(2)
Total other comprehensive income (loss)	$(3)	$2	$(1)	$2	$(1)	$1

	For the Six Months Ended September 29, 2017			For the Six Months Ended September 30, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact	Net of Tax Amount	Before Tax Amount	Tax Impact	Net of Tax Amount
Foreign currency translation adjustments	$—	$—	$—	$1	$(1)	$—
Unrealized gain (loss) on derivatives	(3)	1	(2)	(5)	2	(3)
Amortization of prior service credit	(6)	3	(3)	(7)	3	(4)
Total other comprehensive income (loss)	$(9)	$4	$(5)	$(11)	$4	$(7)

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following tables show the changes in Accumulated other comprehensive (loss) income for the six months ended September 29, 2017 and September 30, 2016, respectively.

	Six month ended September 29, 2017			Six months ended September 30, 2016

(Dollars in millions)	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$11	$20	$31	$(7)	$28	$21
Other comprehensive income (loss), net of taxes	(2)	—	(2)	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive income, net of taxes and noncontrolling interests	—	(3)	(3)	—	(4)	(4)
Balance, end of period	$9	$17	$26	$(10)	$24	$14

Note 12—Segment Information
CSRA’s reportable segments are as follows:

•	Defense and Intelligence—provides services to the DoD, National Security Agency, branches of the Armed Forces and other DoD and intelligence agencies.

•
Civil—provides services to various federal agencies within the Department of Homeland Security, Department of Health and Human Services and other federal civil agencies, as well as various state and local government agencies.

Beginning in fiscal year 2018, we revised Segment Operating Income to exclude the Net benefit of defined benefit plans coincident with our adoption of ASU 2017-07. The prior period has been revised to conform to the current period presentation.
The following table summarizes operating results and total assets by reportable segment.

(Dollars in millions)	Defense and Intelligence	Civil	Subtotal	Corporate(1)	Total
As of September 29, 2017
Total assets	$2,084	$2,658	$4,742	$263	$5,005

Three Months Ended September 29, 2017
Revenues	$557	$715	$1,272	$—	$1,272
Segment operating income(2)	75	98	173	(39)	134
Depreciation and amortization expense	39	17	56	—	56

Six Months Ended September 29, 2017
Revenues	$1,082	$1,419	$2,501	$—	$2,501
Segment operating income(2)	133	195	328	(58)	270

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Depreciation and amortization expense	80	36	116	—	116

As of September 30, 2016
Total assets	$1,939	$2,619	$4,558	$211	$4,769

Three Months Ended September 30, 2016
Revenues	$575	$688	$1,263	$—	$1,263
Segment operating income(2)	69	88	157	(27)	130
Depreciation and amortization expense	34	29	63	—	63

Six Months Ended September 30, 2016
Revenues	$1,143	$1,374	$2,517	$—	$2,517
Segment operating income(2)	112	179	291	(49)	242
Depreciation and amortization expense	68	60	128	—	128
(1) Total assets allocated to the Corporate Segment at September 29, 2017 consist of the following: (a) $56 million of cash, (b) $63 million of accounts receivable, (c) $82 million of property, plant, and equipment, net, (d) $49 million of other current assets; and (e) $13 million of other long-term assets.

(2) Segment operating income (loss) for the corporate segment includes corporate general and administrative expenses as well as Separation and merger costs.
Segment operating income provides useful information to CSRA’s management for assessment of CSRA’s performance and results of operations and is one of the financial measures utilized to determine executive compensation.
Note 13—Commitments and Contingencies
Commitments
Letters of Credit and Surety Bonds
In the normal course of business, CSRA may provide certain customers, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, CSRA would only be liable for the amounts of these guarantees in the event that nonperformance by CSRA permits termination of the related contract by the customer. As of September 29, 2017 and March 31, 2017, CSRA had $22.2 million and $20.2 million respectively, of outstanding letters of credit, and $12.5 million and $12.0 million, respectively of surety bonds related to these performance guarantees. CSRA believes it is in compliance in all material respects with its performance obligations under all service contracts for which there is a financial performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its unaudited Consolidated and Condensed Financial Statements.
Indemnifications
CSRA generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of intellectual property rights (including rights in patents, copyrights, trademarks, and trade secrets). Historically, CSRA has not incurred significant costs related to licensee software indemnifications.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Contingencies
CSRA accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated under applicable accounting guidance. CSRA believes it has appropriately recognized liabilities for any such matters. In addition to the matters noted below, CSRA is currently party to a number of disputes that involve or may involve litigation. CSRA assessed reasonably possible losses for all other such pending legal or other proceedings in the aggregate and concluded that the range of potential loss is not material.
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
CSRA’s indirect cost audits by the DCAA (including audits of both CSRA LLC and SRA) remain open for several fiscal years. Although the Company recorded contract revenues based upon estimates of costs that the Company’s management believes will be approved upon final audit or review, management does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed these estimates, CSRA’s profitability would be adversely affected.
As of September 29, 2017 and March 31, 2017, CSRA has recorded a liability of $16.7 million and $16.5 million, respectively, for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Legal Proceedings
The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business, including many that arose before the Company’s separation from CSC. See Note 21—Commitments and Contingencies in CSRA’s Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for additional information. During the six months ended September 29, 2017, the following significant developments arose with respect to these matters:
State of Maryland, Medicaid Enterprise Restructuring Project (“MERP”)
On September 15, 2017, the Maryland Department of Health (the “State”) issued a procurement officer's decision and Departmental Final Action (the “Final Action”) denying CSC’s remaining undecided claims against the State in the total amount of $83 million. In the Final Action, the State also purports to award itself approximately $521 million on its counterclaim. CSC timely filed a notice of appeal with the Maryland State Board of Contract Appeals (the “State Board”), which will consider CSC’s claims and the State’s counterclaim anew.
The Final Action offers little support for the award to the State; the State's original counterclaim (filed in July 2016) alleged only $30 million plus unspecified additional damages. The Final Action includes numerous misstatements and omissions, and, notably, mischaracterizes the elements of CSC’s claims. The damages sought by the State are premised on a default by CSC; CSC vehemently denies that it defaulted.  Moreover, even if CSC had defaulted, the State’s claimed damages are overstated.
CSRA expects to consolidate, on behalf of CSC, all of CSC’s claims against the State with the State’s new affirmative claim. Management has evaluated the recoverability of its assets related to the MERP contract in light of these developments and concluded that no adjustments to its financial statements are required. Further, we have assessed the State’s counterclaim and have concluded that no reserve is required.
As previously reported, on June 21, 2017 the Circuit Court for Anne Arundel County, Maryland granted the motion of the Maryland Office of the Attorney General (“OAG”) to dismiss CSCs complaint seeking a declaratory judgment that the Maryland False Health Claims Act of 2010 does not apply to the MERP contract and does not by itself authorize the OAG to undertake discovery related thereto. CSC timely filed its Notice of Appeal. The Court’s decision has no effect on the litigation of CSC’s contract claims against the State and the State’s counterclaim discussed above.
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
Southwest Asia Employment Contract Litigation
On June 28, 2017, the Fourth Circuit ruled against CSC on its appeal of the District Court’s award of attorneys’ fees to the Rishell plaintiff. The underlying judgment and attorney fees have been paid and this matter is now closed. No additional accrual for indemnification of fees was necessary.
In the separate case pending before the U.S. District Court for the Eastern District of Louisiana, on July 15, 2017, claims of 58 plaintiffs were dismissed, and the claims of the remaining 37 plaintiffs were limited, on the basis that these claims were untimely under Louisiana law. The Company has determined the range of the possible losses for which it would be required to indemnify CSC to $0.6 million to $2.6 million.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 14—Subsequent Events
In November 2017, CSRA executed and closed a sale-leaseback transaction of the Company’s corporate headquarters property in Falls Church, Virginia. A sale-leaseback transaction involves CSRA selling and subsequently leasing back an asset. A lease that qualifies for sale-leaseback accounting is evaluated and accounted for as either an operating lease or capital lease. A transaction that does not qualify as a sale as a result of a prohibited form of continuing involvement is accounted for as a financing. The gross sale price was $33.1 million and the Company expects to recognize a loss of approximately $10 million on the sale of the property in the third quarter of fiscal year 2018. Concurrently with this transaction, the Company entered into a lease for more than half of the property (not including CSRA’s short-term occupancy of temporary space and subject to CSRA’s rights to expand the premises as set forth in the lease) under a 12 year lease requiring annual base rent payments, subject to certain annual escalations, plus a proportionate share of operating expenses for the property until the lease ends in 2029 (subject to CSRA’s options to renew the lease). The landlord is obligated to provide substantial tenant improvements to the facility and to perform certain renovations and improvements to the property.
On October 16, 2017, CSRA executed an agreement to acquire Praxis Engineering Technologies Inc. (“Praxis”) for approximately $235 million in cash, subject to closing adjustments. Praxis is a consulting and solutions firm dedicated to the practical application of software and systems engineering technologies to the U.S. government. The transaction is expected to close in the third quarter of fiscal year 2018, subject to regulatory approvals and the conditions and terms of the agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and our unaudited Consolidated and Condensed Financial Statements and accompanying notes for the three and six months ended September 29, 2017 included herein.
Unless the context otherwise requires, “CSRA,” “we,” “our” and “us” refer to CSRA Inc. and its consolidated and combined subsidiaries. We refer to the federal government of the United States of America, including its branches, departments, agencies, armed forces, elected and unelected officials, and employees (acting in their capacity as such), as the “U.S. government.”
Cautionary Note on Forward-looking Statements
All statements and assumptions contained in this Form 10-Q and in the documents attached or incorporated by reference herein that do not directly and exclusively relate to historical or current facts constitute “forward-looking statements.” Forward-looking statements often include words such as “aims,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. These statements represent our current expectations and beliefs, and we can give no assurance that the results described will be achieved. Forward-looking information contained in these statements may include, among other things, statements related to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those set forth in Item 1A, Risk Factors in our Annual Report on Form 10-K.
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to: reduced spending levels and changing budget priorities of our largest customer, the U.S. government; failure to maintain strong relationships with the U.S. government and other contractors and subcontractors; possible delays or overturning of our U.S. government contract awards due to bid protests, which can result in loss of contract revenue, diminished opportunities, or failure to perform by other companies on which we depend to deliver products and services; failure of our customers to fund contracts or exercise their options to extend contracts, or our inability to execute awarded contracts successfully; failure to win recompetes of contracts we currently have; pricing pressure on new work, reduced profitability, or loss of market share due to intense competition and commoditization of services we offer; our failure to comply with complex laws and regulations, including, but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement and the U.S. Government Cost Accounting Standards; adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract; failure to comply with complex network security, data privacy or legal and contractual obligations, or the failure to protect sensitive information; challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances; changes in estimates used in recognizing revenue; failure to manage acquisitions or divestitures successfully, including identifying, evaluating, and valuing acquisition targets, integrating acquired companies, businesses or assets, losses associated with divestitures and the inability to effect divestitures at attractive prices or on a desired timeline; and limitations as a result of our substantial indebtedness, which could adversely affect our financial health, operational flexibility and strategic plans.
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
Trademarks and Copyrights
CSRA owns or has rights to various trademarks, logos, service marks, and trade names used in connection with the operation of our business. We also own or have the rights to copyrights that protect the content of our products. Solely for convenience, the trademarks, service marks, trade names, and copyrights referred to in this Form 10-Q are listed without the ™, ®, and © symbols; the omission of these symbols, however, does not constitute a waiver of any rights associated with the respective trademarks, service marks, trade names, and copyrights included or referred to in this Form 10-Q.
Introduction
Our MD&A is organized as follows:

•
Overview: A discussion of our business and overall analysis of financial and other highlights affecting CSRA, which we present to provide context for the remainder of our MD&A. The overview analysis compares the three and six months ended September 29, 2017 to the three and six months ended September 30, 2016;

•
Results of Operations: An analysis of our financial results comparing the three and six months ended September 29, 2017 to the comparable prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations by segment;

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

Business Overview
Every day CSRA makes a difference in how the government serves our country and our citizens. We deliver a broad range of innovative, next-generation IT solutions and professional services to help our customers modernize their legacy systems, protect their networks and assets, and improve the effectiveness and efficiency of mission-critical functions for our war fighters and our citizens. Our workforce of over 18,000 employees understands that success is a matter of perseverance, courage, adaptability, and experience.
Headquartered in Falls Church, Virginia, we deliver comprehensive offerings from concept through sustainment. We deliver IT and mission- and operations-related services across the U.S. government, including to the Department of Defense (“DoD”), intelligence and homeland security communities, and civil and healthcare agencies, as well as to certain state and local government agencies. We leverage deep domain-based customer intimacy and decades of experience in helping customers execute their missions with a fundamental understanding of their IT environments, which has earned us the ability to introduce next-generation technologies. We bring scalable and more cost-effective IT solutions to government agencies that are seeking to improve mission-critical effectiveness and efficiency through innovation.
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

Financial Overview
In fiscal year 2018, we completed the following significant transactions:
•In June 2017, we completed an amendment of our debt facilities to reduce our interest rate on certain borrowings, and reallocate unpaid principal balances among portions of the facility.
•We used our positive cash flow to repurchase 500,000 shares of CSRA common stock for approximately $15.9 million, in aggregate, at an average price of $31.72 per share, and paid $33.3 million in dividends.
•On July 3, 2017, we completed the acquisition of NES Associates, LLC (“NES”), which is a provider of IT services to the U.S. government. On June 30, 2017, the Company drew $55 million on its revolving credit facility in order to fund in part the settlement of its purchase of NES. NES became a wholly-owned subsidiary of CSRA at the beginning of the second quarter of fiscal year 2018.
•On October 16, 2017, the Company executed an agreement for the acquisition of Praxis Engineering Technologies Inc. (“Praxis”) for approximately $235 million in cash, subject to closing adjustments. Praxis is a consulting and solutions firm dedicated to the practical application of software and systems engineering technologies to the U.S. government. The transaction is expected to close in the third quarter of fiscal year 2018, subject to regulatory approvals and the conditions and terms of the agreement.
•In November 2017, we executed and closed a sale-leaseback transaction of our corporate headquarters property in Falls Church, Virginia. Pursuant to the sale transaction, the gross sales price was $33.1 million and we expect to recognize a loss of approximately $10 million on the sale of the property in the third quarter.

Key operating results for the second quarter and first half of fiscal years 2018 and 2017 include:

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Total revenue	$1,272	$1,263	$2,501	$2,517
Operating income	134	130	270	242
Net income	78	80	158	148
Net income attributable to common shareholders	76	76	153	141
Non-GAAP measures:
Free cash flow(1)	14	8	90	75
Adjusted EBITDA(2)	198	203	403	398
(1) Free cash flow is a non-GAAP measure and our definition of free cash flow may differ from that used by other companies. We define free cash flow as equal to the sum of: (a) operating cash flows; (b) investing cash flows, excluding business acquisitions, dispositions, and investments; and (c) payments on capital leases and other long-term asset financings. For comparability between periods, free cash flow is further adjusted for: (i) non-recurring separation and merger-related payments; (ii) the amount of net proceeds received from the initial sale of billed and/or unbilled receivables at the time that we initially implemented the Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”); and (iii) the incremental net proceeds received from the initial sale of receivables when they first become eligible for sale under the Purchase Agreement. Free cash flow is not a substitute for operating and investing cash flows as determined in accordance with GAAP. Our management uses free cash flow in reviewing the overall performance of the business and motivating performance through incentive compensation for key business leaders. We believe that strong free cash flow is important to investors in our industry. Free cash flow provides both management and investors a measure of cash generated from operations that is available to fund acquisitions, repay debt, pay dividends, and repurchase our common stock. Management overcomes the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing, and financing cash flows.
A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net cash provided by operating activities	$72	$55	$159	$211
Net cash used in investing activities	(153)	(48)	(159)	(91)
Initial sales of qualifying accounts receivables(a)	—	—	—	(46)
Payments for acquisitions, net of cash acquired	101	—	101	—
Payments on capital lease liabilities	(10)	(10)	(20)	(17)
Separation and merger-related payments	4	11	9	18
Free cash flow	$14	$8	$90	$75
(a) For the six months ended September 30, 2016, the amount relates to SRA International Inc. (“SRA”) unbilled receivables under the Purchase Agreement to which SRA was added to during the period. Billed receivables historically sold by SRA under a separate accounts receivable purchase agreement continue under the Purchase Agreement.
(2) Adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is a non-GAAP measure. Our calculation of Adjusted EBITDA is based on our credit agreement, and may differ from other companies. We changed our Adjusted EBITDA measure in fiscal year 2017 to fully remove the costs and benefits associated with our legacy defined benefits plans. We exclude the costs and benefits of legacy defined benefit plans because participation in these plans has been frozen for several years and these costs are not included in the compensation of our employees. We believe Adjusted EBITDA provides useful information to investors regarding our results of operations as it provides another measure of our profitability and our ability to service our debt, and is considered an important measure by financial analysts covering CSRA and peer companies in our industry.
The following table presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income	$78	$80	$158	$148
Interest expense, net	29	29	59	59
Tax expense on income	45	44	91	82
Depreciation and amortization	56	63	116	128
Amortization for contract-related intangibles	—	—	—	2
Stock-based compensation	4	4	8	7
Net benefits of pension and OPEB plans	(20)	(25)	(41)	(49)
Other separation-related items (within SG&A and cost of services)	(3)	—	(2)	8
Acquisition, integration, and other costs	9	8	14	13
Adjusted EBITDA	$198	$203	$403	$398

Business Drivers and Key Performance Indicators
We manage and assess the performance of our business through various measures, including contract awards, revenue, backlog, days sales outstanding, and free cash flow. See the discussion below as well as the MD&A in our Annual Report on Form 10-K for further discussion of factors that drive our business results and our key performance indicators. Certain of our key performance indicators for the three and six months ended September 29, 2017, were as follows:

•
We announced contract awards(3) of $4.2 billion and $5.8 billion for the three and six months ended September 29, 2017, respectively, as compared to $2.4 billion and $3.7 billion during the three and six months ended September 30, 2016, respectively.

•
Revenue recognized in the second quarter of fiscal year 2018 was $1.27 billion, compared to $1.26 billion in the second quarter of fiscal year 2017. Revenue was $2.5 billion in both the first half of fiscal years 2018 and 2017.

•
Total backlog(4) was $17.7 billion at September 29, 2017, compared to $15.2 billion at March 31, 2017. Of the total backlog at September 29, 2017, $2.2 billion is expected to be realized as revenue during the last half of fiscal year 2018, and $2.7 billion is funded.

•
Days Sales Outstanding (“DSO”)(5) was 54 days as of September 29, 2017 compared to 56 days and 49 days as of June 30, 2017 and March 31, 2017, respectively. The decline in DSO in the second quarter is due to higher collections in the period due to the end of the U.S. government’s fiscal year.

•
Free cash flow was $14 million and $90 million for the three and six months ended September 29, 2017, respectively, compared to $8 million and $75 million for the three and six months ended September 30, 2016, respectively.

(3) Announced award values for competitive indefinite delivery/indefinite quantity (“IDIQ”) awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive indefinite delivery/indefinite quantity awards represent management’s estimate at the award date.

(4) Backlog represents the total estimated contract value of predominantly long-term contracts, based on customer commitments that we believe to be firm, less the amount of revenue already recognized on those contracts. Backlog includes potential orders under IDIQ contracts where CSRA is the sole awardee. Backlog value is based on contract commitments, management’s judgment, and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

(5) DSO is calculated as total receivables from customer contracts at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. We revised our calculation of DSO in the first quarter of fiscal year 2018 to reflect only customer receivables (billed and unbilled) and exclude other receivable balances. Prior period data has been revised to conform to the current presentation.
Economic and Industry Factors
For the three and six months ended September 29, 2017 and September 30, 2016, we generated approximately 95% and 94%, respectively, of our total revenues from sales to the U.S government either as a prime contractor or subcontractor to other prime contractors. For the three and six months ended September 29, 2017, we generated approximately 44% and 43%, respectively, of our total revenues from the DoD (including all branches of the U.S. military) and Intelligence Community and approximately 56% and 57%, respectively, of our total revenues from health and civil contracts. We expect to continue to derive substantially all of our revenues from work performed under U.S. government contracts. As a result, our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that federal discretionary spending will grow, government budget deficits and the national U.S. debt will constrain spending across many federal agencies. Adverse changes in fiscal and economic conditions, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business. The U.S. government is operating under a continuing resolution bill passed in September 2017 that extends the operations of the government to December 8, 2017. Negotiations continue in Congress to extend funding for the U.S. Government for the remainder of its fiscal year ending September 30, 2018.
Our market is highly competitive. Our revenues are driven by our ability to secure new contracts and to deliver solutions and services that add value to our customers. To drive revenue growth we believe that we must deliver market-leading service offerings and deploy skilled teams of professionals quickly across all government industries and domains. We believe that our scale, and our combination of technical expertise in applications and IT infrastructure solutions, combined with our deep public sector mission knowledge and experience, firmly established vendor partnerships, and commitment to a culture of frugality, will enable us to compete effectively in the current market environment.
Our revenues are derived principally from contracts that have characteristics unique to the federal contracting environment. Almost all of our U.S. government contracts and subcontracts may be modified, curtailed, or terminated either at the convenience of the government or for default based on factors set forth in the Federal Acquisition Regulation (“FAR”).
Our results of operations and our defined benefit plans are also impacted by economic conditions generally, including macroeconomic conditions, and the impact that they have on the U.S. government. We monitor macroeconomic and credit market conditions and levels of business confidence and their potential effect on our customers and on us. Our results of operations are also affected by the pace of technological change and the type and level of technology spending by our customers. The ability to identify and capitalize on these technological changes and customer technology spending early in their cycles is a key driver of our performance.

Results of Operations
We report our financial results using a fiscal year convention that comprises four thirteen-week quarters. Every fifth fiscal year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. The first half and second quarters of fiscal years 2018 and 2017 were comprised of an equivalent number of weeks.
Revenues
Revenue for the three and six months ended September 29, 2017 and September 30, 2016 were:

	Three Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	Change	Percent Change
Defense and Intelligence	$557	$575	$(18)	(3.1)%
Civil	715	688	27	3.9
Total revenue	$1,272	$1,263	$9	0.7%

	Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	Change	Percent Change
Defense and Intelligence	$1,082	$1,143	$(61)	(5.3)%
Civil	1,419	1,374	45	3.3
Total revenue	$2,501	$2,517	$(16)	(0.6)%
For the three months ended September 29, 2017, our total revenue increased by $9 million, or 0.7%, and for the six months ended September 29, 2017, our total revenue decreased by $16 million, or 0.6%, as compared to the same fiscal period of the prior year. Both the three month and six month periods in fiscal year 2018 include the revenue associated with NES since July 3, 2017, which is immaterial in these comparisons.
Defense and Intelligence Segment
For the three and six months ended September 29, 2017, Defense and Intelligence segment revenues decreased by $18 million, or 3.1%, and $61 million, or 5.3%, respectively, as compared to the same fiscal periods of the prior year.
For the three months ended September 29, 2017, the revenue decrease was primarily due to a $18 million decline associated with the Logistics Modernization Program (“LMP”) contract partially offset by new contract awards and net increases on existing task orders (including the NES programs) across multiple U.S. government programs.

For the six months ended September 29, 2017, the revenue decrease was primarily due to a $43 million decline associated with the LMP contract and other program completions, which was partially offset by new awards and net increases in existing task orders (including the NES programs) across multiple U.S. government programs.
Civil Segment
For the three and six months ended September 29, 2017, Civil segment revenues increased by $27 million, or 3.9%, and $45 million, or 3.3%, respectively, as compared to the same fiscal periods of the prior year.
For the three months ended September 29, 2017, the revenue increase was primarily due to $31 million of revenue from new programs across multiple federal agencies slightly offset by program completions and net reductions on existing task orders.

For the six months ended September 29, 2017, the revenue increase was primarily due to $62 million of revenue from new programs across multiple federal agencies, mainly the Office of Personnel Management and the Environmental Protection Agency, partially offset by net reductions on existing task orders and program completions.

Operating Income
Operating income increased approximately 3.1% to $134 million and approximately 11.6% to $270 million for the three and six months ended September 29, 2017, respectively, from $130 million and $242 million for the three and six months ended September 30, 2016, respectively.
For the three months ended September 29, 2017, the increase in operating income was primarily due to the increase in revenue and lower total operating costs, resulting from lower Selling, General & Administrative (“SG&A”) as a percentage of revenue. Additionally, depreciation, and amortization costs declined due to the absence of amortization of contract backlog assets acquired in the SRA merger, which were fully amortized by the end of fiscal year 2017.
For the six months ended September 29, 2017, the increase in operating income was primarily due to the program delivery efficiencies and indirect cost reductions, which lowered total operating costs, resulting from lower Cost of services (“COS”) and Selling, general & administrative (“SG&A”) costs, as a percentage of revenue. Additionally, depreciation and amortization costs declined due to the absence of amortization of contract backlog assets acquired in the SRA merger, which were fully amortized by the end of fiscal year 2017.
Segment Operating Income
Segment operating income presented below excludes corporate segment costs as well as Acquisition, integration, and other costs. This information is used to assess each segment’s financial performance, and is one of the financial measures used to determine executive compensation. Beginning in fiscal year 2018, we revised Segment operating income to exclude the net benefit of defined benefit plans coincident with our adoption of a recent change in accounting guidance for the presentation of retirement benefits. The prior period has been revised to conform to the current period presentation. For additional information about Segment operating income, see Note 12—Segment Information in our unaudited Consolidated and Condensed Financial Statements.
Segment operating income for the Defense and Intelligence, and Civil segments were:

	Three Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	Change	Percent Change
Defense and Intelligence	$75	$69	$6	8.7%
Civil	98	88	10	11.4
Segment operating income margin:
Defense and Intelligence	13.5%	12.0%	1.5%
Civil	13.7%	12.8%	0.9%

	Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	Change	Percent Change
Defense and Intelligence	$133	$112	$21	18.8%
Civil	195	179	16	8.9
Segment operating income margin:
Defense and Intelligence	12.3%	9.8%	2.5%
Civil	13.7%	13.0%	0.7%

Defense and Intelligence Segment
For the three months ended September 29, 2017, Defense and Intelligence segment operating income increased by $6 million, or approximately 8.7%, as compared to the same fiscal period of the prior year. The increase is primarily due to lower indirect costs allocated to the segment, mostly related to depreciation and amortization. These changes were partially offset by reduced income related to the decline in revenue of the segment.
For the six months ended September 29, 2017, Defense and Intelligence segment operating income increased by $21 million, or 18.8%, as compared to the same fiscal period of the prior year. The increase is primarily due to lower indirect costs allocated to the segment, mostly related to depreciation and amortization. These changes were partially offset by reduced income related to the decline in revenue of the segment.
Civil Segment
For the three months ended September 29, 2017, the Civil segment’s operating income increased by $10 million, or 11.4%, as compared to the same fiscal period of the prior year. The increase is primarily due to lower indirect costs allocated to the segment, mostly related to depreciation and amortization. In addition, the segment’s operating income in the period benefited from an increase in revenue compared to the prior period.
For the six months ended September 29, 2017, the Civil segment’s operating income increased by $16 million, or 8.9%, as compared to the same fiscal period of the prior year. The increase is primarily due to lower indirect costs allocated to the segment, mostly related to depreciation and amortization. In addition, the segment’s operating income in the period benefited from an increase in revenue compared to the prior period.
Costs and Expenses
Our total costs and expenses were:

	Three Months Ended
(Dollars in millions)	September 29, 2017	% of Revenue	September 30, 2016	% of Revenue
Costs of services	$1,022	80.3%	$1,007	79.7%
Selling, general and administrative	51	4.0	55	4.4
Acquisition, integration, and other costs	9	0.7	8	0.6
Depreciation and amortization	56	4.4	63	5.0
Total operating expenses	1,138	89.4	1,133	89.7
Net benefit of defined benefit plans	(20)	(1.6)	(25)	(2.0)
Interest expense, net	29	2.3	29	2.3
Other expense, net	2	0.2	2	0.2
Total costs and expenses	$1,149	90.3%	$1,139	90.2%

	Six Months Ended
(Dollars in millions)	September 29, 2017	% of Revenue	September 30, 2016	% of Revenue
Costs of services	$2,001	80.0%	$2,023	80.4%
Selling, general and administrative	100	4.0	111	4.4
Acquisition, integration, and other costs	14	0.6	13	0.5
Depreciation and amortization	116	4.6	128	5.1
Total operating expenses	2,231	89.2	2,275	90.4
Net benefit of defined benefit plans	(41)	(1.6)	(49)	(1.9)
Interest expense, net	59	2.4	59	2.3
Other expense, net	3	0.1	2	0.1
Total costs and expenses	$2,252	90.1%	$2,287	90.9%
Costs of Services
For the three and six months ended September 29, 2017, COS as a percentage of revenue was 80.3% and 80.0%, respectively, as compared to 79.7% and 80.4% for the same periods of the prior year. The increase from the second quarter of fiscal year 2017 is primarily a result of higher costs on the increased revenue from new awards and slightly higher indirect costs.
Selling, General and Administrative
For both the three and six months ended September 29, 2017, SG&A as a percentage of revenue decreased to 4.0% compared to 4.4% for both the three and six months ended September 30, 2016. The declines are primarily a result of increased revenues for the three month period, and lower bid and proposal expenses and other indirect cost reductions for the three and six month periods.
For the three and six months ended September 29, 2017, expense related to equity awards included within SG&A expenses in our results of operations was $4.2 million and $8.0 million, respectively, compared to $4.1 million and $7.1 million for the same periods of the prior year. See Note 10—Share-Based Compensation Plans in our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information on share-based compensation including unrecognized compensation expense that will impact our earnings in future periods.

Depreciation and Amortization (“D&A”)
D&A for the Defense and Intelligence, and Civil segments were:

	Three Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	Change	Percent Change
Defense and Intelligence	$39	$34	$5	14.7%
Civil	17	29	(12)	(41.4)
Total depreciation and amortization	$56	$63	$(7)	(11.1)%

	Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016	Change	Percent Change
Defense and Intelligence	$80	$68	$12	17.6%
Civil	36	60	(24)	(40.0)
Total depreciation and amortization	$116	$128	$(12)	(9.4)%
For the three and six months ended September 29, 2017, D&A as a percentage of revenue decreased to 4.4% and 4.6%, respectively, compared to 5.0% and 5.1% for the same periods of the prior year. This decrease is primarily due to the absence of amortization of contract backlog assets acquired in the SRA merger, which were fully amortized by the end of fiscal year 2017. Partially offsetting this decrease, we curtailed use of certain software during the first quarter of fiscal year 2018, and recognized approximately $4.9 million of accelerated amortization expense during the period.
Acquisition, Integration, and Other Costs
Acquisition, integration, and other costs consist of separately identifiable acquisition costs and fees paid to third parties for completed acquisitions as well as integration, transition, and other costs for integrating the businesses. In prior periods, we also incurred separation and merger costs in connection with our separation from Computer Sciences Corporation (now known as DXC Technology) (“CSC”) and our subsequent merger with SRA. These costs were primarily comprised of severance and other personnel costs, third-party accounting, legal, and other consulting services, as well as information technology infrastructure and application costs. For the three and six months ended September 29, 2017, acquisition, integration, and other costs were $9 million and $14 million, respectively, and were slightly higher compared to the same periods in fiscal year 2017 due to the acquisition of NES and continued SRA integration costs.
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
Interest Expense, Net
Interest expense was $29 million and $59 million in both the three and six months ended September 29, 2017, and September 30, 2016, respectively. See Note 7—Debt for further information about interest expense, net.

Other Expense, Net
Other expense, net comprises gains and losses from the sale of non-operating assets, the impact of movement in foreign currency exchange rates on CSRA's unhedged foreign currency denominated activity, and other miscellaneous gains and losses.
Other expense, net was $2 million and $3 million for the three and six months ended September 29, 2017, respectively, compared to $2 million for both the three and six months ended September 30, 2016.
Taxes
Our effective tax rate (“ETR”) was 36.6% for both the three and six months ended September 29, 2017, compared to 35.5% and 35.7% for the three and six months ended September 30, 2016, respectively. The higher ETR for the three and six months ended September 29, 2017 is primarily a result of a reduction in the amount of tax deductible dividend equivalent payments related to RSU awards.
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We continued to carry a valuation allowance of $8.7 million against deferred tax assets as of both September 29, 2017 and March 31, 2017, relating to net operating losses in foreign jurisdictions and state tax carryforwards.
Liquidity and Capital Resources
Cash Flows

	Six Months Ended
(Dollars in millions)	September 29, 2017	September 30, 2016
Cash provided by operating activities	$159	$211
Cash used in investing activities	(159)	(91)
Cash used in financing activities	(35)	(182)
Net decrease in cash and cash equivalents	(35)	(62)
Cash and cash equivalents at beginning of year	126	130
Cash and cash equivalents at end of period	$91	$68

Operating Cash Flow
Net cash provided by operating activities for the six months ended September 29, 2017 was $159 million, a decrease of $52 million compared to the six months ended September 30, 2016. Operating cash flow in the first half of fiscal year 2018 was negatively affected by declines in accrued contract costs and long-term purchase commitments. This compares to the first half of fiscal year 2017 when our operating cash flow was positively affected by increases in: (a) accrued contract costs; (b) deferred revenue; and (c) other long-term liabilities.
Investing Cash Flow
Net cash used in investing activities for the six months ended September 29, 2017 was $159 million, as compared to $91 million for the six months ended September 30, 2016. The increase in the fiscal year 2018 period compared to the fiscal year 2017 period is primarily due to our purchase of NES that was partially offset by lower purchases of property and equipment in the first half of fiscal year 2018.

Financing Cash Flow
Net cash used in financing activities for the six months ended September 29, 2017 was $35 million, down from $182 million used in financing activities in the six months ended September 30, 2016. The lower use of cash in financing in fiscal year 2018 primarily reflects our receipt of proceeds from borrowings (net of repayments) whereas the first half of fiscal year 2017 reflects our repayment of $148 million on long-term debt in that period. Cash used in financing for fiscal year 2018 was primarily to repurchase of our common stock and the payment of quarterly cash dividends to common stockholders. As discussed in “Debt Financing” below, we refinanced our debt facilities in both the third quarter of fiscal year 2017 and the first quarter of fiscal year 2018, which extended the maturities of our debt facilities and resulted in lower margins over base index interest rates on our outstanding debt.
Discussion of Financial Condition
Cash and Cash equivalents were $91 million and $126 million at September 29, 2017 and March 31, 2017, respectively.
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
During the six months ended September 29, 2017 and September 30, 2016, we sold $1.46 billion and $1.49 billion, respectively, of our billed and unbilled receivables for cash. Collections by the purchaser on the receivables we sold were approximately $1.4 billion in both the six months ended September 29, 2017 and September 30, 2016. As of September 29, 2017, there was also $44.8 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. Total receivables sold, net of collections and fees related to accounts receivable sales, resulted in an increase in operating cash flow of $12 million and $90 million for the six months ended September 29, 2017, and September 30, 2016, respectively.
Liquidity
As of September 29, 2017, CSRA’s total liquidity was $736 million, consisting of $91 million of cash and cash equivalents and $645 million available under CSRA’s revolving credit facility. In November 2016, we completed an amendment of our debt facilities which extended the terms of the facilities by one year, reallocated unpaid principal balances among portions of the facilities, reduced our interest rate on certain borrowings, and changed certain terms in order to provide greater financial flexibility to the Company. We further amended our debt facilities in June 2017 to reduce our interest rate on certain borrowings, and reallocated unpaid principal balances among portions of the facilities. See Note 7—Debt to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information.

Our cash from operations is primarily derived from long-term contracts, some of which require significant investment of cash flows from operating activities during the initial phases of the contracts. We recover these investments over the life of the contract; this recovery is dependent upon our performance as well as customer acceptance. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect operating cash flows.
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
In October 2017, we announced a $235 million acquisition for Praxis, which we have the capacity to fund with available debt facilities. In November, we executed and closed a sale-leaseback transaction of our corporate headquarters property in Falls Church, Virginia. Pursuant to the transaction the gross sales price was $33.1 million and we expect to recognize a loss of approximately $10 million on sale of the property during the third quarter.
In the opinion of management, CSRA will be able to meet its liquidity and cash needs for at least the next twelve months through the combination of cash flows from operating activities, available cash balances, and available borrowings under CSRA’s revolving credit facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt or equity securities. However, there can be no assurances that CSRA would be able to obtain such financing on acceptable terms (or at all) in the future.
Capitalization
At September 29, 2017, CSRA’s ratio of net debt-to-total capitalization was 82.9%, a decrease of 1.7 percentage points from the end of fiscal year 2017. The decrease in the ratio was primarily the result of debt principal repayments of $21 million and an increase in equity capital from net income recognized during the first half of fiscal year 2018. We believe our capital structure and financial strength provide us with financial flexibility in a dynamic industry that we believe affords competitive and strategic advantages to providers that maintain financial flexibility.
The following table summarizes CSRA’s capitalization ratios as of September 29, 2017 and March 31, 2017.

	As of
(Dollars in millions)	September 29, 2017	March 31, 2017
Total debt(7)	$2,864	$2,799
Less: Cash and cash equivalents	91	126
Net debt(8)	$2,773	$2,673

Total debt	$2,864	$2,799
Equity	481	359
Total capitalization	$3,345	$3,158

Debt-to-total capitalization	85.6%	88.6%
Net debt-to-total capitalization	82.9%	84.6%

(7)	Total debt is the sum of short and long-term components of GAAP debt and capitalized leases.

(8)
Net debt is a non-GAAP measure and our determination of it may differ from calculations of similar measures by other issuers. We calculate net debt by subtracting cash and cash equivalents from total debt (including capitalized leases). We believe that net debt assists in understanding our financial position and we use it to monitor our financial leverage. We believe that net debt is useful to investors because it provides insights into our financial strength.

Debt Financing
Including capitalized lease liabilities, CSRA had $131 million of current maturities of long-term debt and $2.73 billion of long-term debt at September 29, 2017. In March 2016, we executed a series of hedging transactions to manage the interest rate risk related to $1.4 billion of the Senior Secured Term Loan A facilities. CSRA’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements (see Note 3—Derivative Instruments to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q).

In June 2017, we completed an amendment of our debt facilities to reduce our interest rate on, and reallocate unpaid principal balances among portions of, the facilities. See Note 7—Debt to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q and “Liquidity” in our Annual Report on Form 10-K for information about these facilities, as amended, including covenants, default provisions, repayment terms, and interest rates of each facility.
Our term loan facilities require us to prepay outstanding term loans, subject to certain exceptions, in the case of excess annual cash flow and in the event of certain asset sales, casualty events, and issuances of debt. During the first half of fiscal year 2018, we paid $31.7 million on our Term Loan Facilities (excluding the payment of $180.6 million of the Tranche A1 Facility with the proceeds of additional borrowings under the Term Loan B facility).
We expect to meet our debt servicing obligations and make discretionary investments principally from free cash flow and our revolving credit facility, of which $645 million remained available but undrawn as of September 29, 2017. We do not expect that our debt service payments will adversely affect our available liquidity for short-term working capital and other cash requirements. Our expected liquidity and capital structure may be impacted, however, by discretionary investments and acquisitions that we may pursue. We are currently evaluating plans to refinance certain portions of our existing long-term debt facilities, including amounts that we may draw down on our revolving credit facility to fund the Praxis acquisition. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure in the future to meet the Company’s needs.
Equity Transactions
On November 30, 2015, CSRA’s Board of Directors approved a share repurchase program authorizing up to $400 million in repurchases of CSRA's outstanding common stock. The timing, volume, and nature of future share repurchases are at the discretion of management and the Audit Committee, and may be suspended or discontinued at any time. CSRA plans to offset equity grants under our compensation plans through share repurchases over time, balancing them with debt reduction and other forms of cash deployment.
During the first half of fiscal 2018, CSRA repurchased 500,000 shares of common stock through open market purchases for an aggregate consideration of $15.9 million, at an average price of $31.72 per share. As of September 29, 2017, CSRA remained authorized to repurchase $305.1 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019.
CSRA has declared a cash dividend of $0.10 per share every quarter since the third quarter of fiscal year 2017. In the opinion of management, CSRA has sufficient liquidity and expects to continue paying quarterly cash dividends, subject to approval by our Board of Directors.
Off Balance Sheet Arrangements
As of September 29, 2017, we did not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
CSRA has contractual obligations for long-term debt, capital lease liabilities and other obligations, including our performance guarantees and expiration of stand-by letters of credit. See Note 7—Debt and Note 13—Commitments and Contingencies to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about these obligations.
Critical Accounting Estimates
Recent accounting pronouncements and the anticipated impact to CSRA are described in Note 1—Description of the Business, Basis of Presentation and Recent Accounting Pronouncements to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q.

Our unaudited Consolidated and Condensed Financial Statements have been prepared in accordance with GAAP. The preparation of unaudited Consolidated and Condensed Financial Statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the estimates we make are for contract-specific issues. Changes to estimates or assumptions on a specific contract could result in a material adjustment to the unaudited Consolidated and Condensed Financial Statements. See “Critical Accounting Policies” in our Form 10-K for additional information about these estimates. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Revenue recognition
Substantially all of our revenue is derived from contracts with departments and agencies of the U.S. government, as well as other state and local government agencies. We generate our revenue from the following types of contractual arrangements: time and materials contracts, firm-fixed-price contracts, and cost-plus-fee contracts, which comprised approximately 21%, 44%, and 35%, respectively, of our revenue in both the six months ended September 29, 2017 and September 30, 2016.
Many of our contracts require the use of estimates-at-completion (“EAC”) in the application of the percentage-of-completion accounting method. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 35% and 37% of our revenues for the six months ended September 29, 2017 and September 30, 2016, respectively. When changes in estimates of contract sales or costs occur, we make revisions to EACs and reflect changes in the results of operations in the period in which the facts that give rise to the revision become known by management. See Note 1—Description of the Business, Basis of Presentation and Recent Accounting Pronouncements to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information.
Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the government. At September 29, 2017, we did not have any federal contract terminations in process that would have a material effect on our consolidated financial position, results of operations or cash flows.
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
Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in our financial statements from the acquisition date. See Note 4—Acquisitions and Note 5—Goodwill and Other Intangible Assets to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates or foreign currency exchange rates. We actively monitor these exposures and manage such risks through our regular operating and financing activities or the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents. As of September 29, 2017 and March 31, 2017, we had $91 million and $126 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to financial risk from changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest expense and to manage our exposure related to interest rate movements (See Note 3—Derivative Instruments to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further discussion). Net of the benefit from our interest-rate derivatives, a hypothetical 1% increase in interest rates would have increased the interest expense incurred under our senior secured loan facilities by approximately $15 million for the first half of fiscal year 2018, and likewise decreased our net income and cash flows.
The return on our cash and cash equivalents balance as of September 29, 2017 and March 31, 2017 was less than 1%; thus, although investment interest rates may continue to decline in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Our reporting currency is the U.S. dollar (“USD”); however, our foreign business operations, which predominantly provide business processing support services to our U.S. government customers, incur expenses denominated in foreign, local currencies. The expenses associated with providing our business processing services are invoiced either in USD based upon the current USD to local currency exchange rates, or in the foreign, local currency. Such expenses expose us to exchange rate fluctuations between USD and the local currency. Historically, we mitigated the volatility relating to these exposures, in part, through the identification of potential foreign currency exposures through the contract bidding and forecasting process that would expand or modify our services. We have also been able to mitigate a portion of foreign currency risk through earnings by matching revenue earned in the same local currency as the expense incurred. In the first quarter of fiscal year 2018, we also began to hedge certain of these exposures using forward currency contracts. However, fluctuations (including possible devaluations) in currency exchange rates may occur or there may be the imposition of limitations on the conversion of foreign currencies into our reporting currency. We estimate that a 1% increase in exchange rates would have increased our cost of services denominated in foreign currencies by $0.4 million in the six months ended September 29, 2017.
We have not entered into any hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

CSRA’s management, with the participation of CSRA’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CSRA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 29, 2017. Based on that evaluation, CSRA’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2017, CSRA’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that CSRA files or submit under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the six months ended September 29, 2017 and concluded that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The information required by this Item is set forth in Note 13—Commitments and Contingencies to the unaudited Consolidated Condensed Financial Statements under the Caption “Contingencies,” contained in Part I Item 1 of this form 10-Q. Such information is incorporated herein by reference and made a part hereof.

Item 1A.	Risk Factors

We are not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2015, the Board authorized the Share Repurchase Program, pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. The share repurchases may be executed through various means, including, open market transactions, privately negotiated transactions, or other means, and are in compliance with SEC rules and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. See Note 11—Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about the Share Repurchase Program.

The following table presents repurchases of our common stock during the six months ended September 29, 2017.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) in Period	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2017 - April 28, 2017	—	$—	—	$—
April 29, 2017 - May 26, 2017	—	—	—	—
May 27, 2017 - June 30, 2017	450,000	31.71	450,000	306.7
July 1, 2017 - July 28, 2017	50,000	31.77	500,000	305.1
July 29, 2017 - August 25, 2017	—	—	—	—
August 26, 2017 - September 29, 2017	—	—	—	—
Total	500,000	$31.72	500,000	$305.1

(1) The Share Repurchase Program, which was authorized by the Board on November 30, 2015, does not obligate CSRA to purchase any shares, and expires on March 31, 2019. As of September 29, 2017, CSRA had repurchased 3,257,448 shares of common stock (at an average price of $29.13 per share) through open market purchases for an aggregate consideration of approximately $94.9 million, and remained authorized to repurchase $305.1 million of common stock under the program.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Exhibit Description
10.1		CSRA Inc. Amended and Restated 2015 Omnibus Incentive Plan, included as Annex B to the Definitive Proxy Statement on Schedule 14A, filed on June 27, 2017.
31.1	*	Section 302 Certification of Chief Executive Officer
31.2	*	Section 302 Certification of Chief Financial Officer
32.1	*	Section 906 Certification of Chief Executive Officer
32.2	*	Section 906 Certification of Chief Financial Officer
101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Labels
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSRA INC.

Dated:	November 7, 2017	By:	/s/ William Luebke
		Name:	William Luebke
		Title:	Controller
(Principal Accounting Officer)