Form 10-Q
period 2017-12-29
CSRA Inc.
filed 2018-02-07
CIK 1646383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2017

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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
163,923,601 shares of Common Stock, $0.001 par value, were outstanding on February 2, 2018.

CSRA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
     CSRA INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS (unaudited)

	As of
(Dollars in millions, shares in thousands)	December 29, 2017	March 31, 2017
Current assets
Cash and cash equivalents	$80	$126
Receivables, net of allowance for doubtful accounts of $26 and $24, respectively	945	748
Prepaid expenses and other current assets	119	126
Total current assets	1,144	1,000

Intangible and other assets
Goodwill	2,522	2,335
Customer-related and other intangible assets, net of accumulated amortization of $284 and $244, respectively	854	775
Software, net of accumulated amortization of $103 and $89, respectively	72	81
Other assets	86	87
Total intangible and other assets	3,534	3,278

Property and equipment, net of accumulated depreciation of $669 and $694, respectively	622	610
Total assets	$5,300	$4,888

Current liabilities
Accounts payable	$120	$187
Accrued payroll and related costs	212	181
Accrued expenses and other current liabilities	611	487
Current capital lease liability	50	44
Current maturities of long-term debt	86	72
Dividends payable	17	21
Total current liabilities	1,096	992

Long-term debt, net of current maturities	2,651	2,511
Noncurrent capital lease liability	210	172
Deferred income tax liabilities	170	272
Other long-term liabilities	522	582

Commitments and contingent liabilities (Note 13)

Equity
Stockholders’ Equity:
Common stock, $0.001 par value, 750,000 shares authorized, 164,350 and 163,570 shares issued, and 163,827 and 163,216 shares outstanding, respectively	—	—
Additional paid-in capital	141	134
Accumulated earnings	456	165
Accumulated other comprehensive income	28	31
Total stockholders’ equity	625	330
Noncontrolling interests	26	29
Total equity	651	359
Total liabilities and equity	$5,300	$4,888
See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per share amounts)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016

Total revenue	$1,309	$1,222	$3,810	$3,739

Cost of services	1,063	1,000	3,064	3,023
Selling, general and administrative expenses	56	52	156	163
Acquisition, integration, and other costs	3	5	17	18
Depreciation and amortization	59	61	175	189
Operating expenses	1,181	1,118	3,412	3,393

Operating income	128	104	398	346
Net benefit of defined benefit plans	20	137	61	186
Interest expense, net	(29)	(36)	(88)	(95)
Other expense, net	(2)	(1)	(5)	(3)
Income before income taxes	117	204	366	434
Income tax (benefit) expense	(75)	76	16	158
Net income	192	128	350	276
Less: noncontrolling interests	4	2	9	9
Net income attributable to CSRA common stockholders	$188	$126	$341	$267

Earnings per common share:
Basic	$1.15	$0.77	$2.08	$1.63
Diluted	$1.14	$0.76	$2.07	$1.62

Common share information (weighted averages, in thousands):
Common shares outstanding— basic	163,780	163,325	163,570	163,413
Dilutive effect of stock options and equity awards	1,364	1,563	1,490	1,388
Common shares outstanding— diluted	165,144	164,888	165,060	164,801

Cash dividend per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016

Net income	$192	$128	$350	$276

Other comprehensive income (loss), net of taxes, related to:
Amortization of prior service cost	(3)	(2)	(6)	(6)
Foreign currency translation adjustments	—	1	—	1
Unrealized gain on derivatives	5	18	3	15
Other comprehensive income (loss), net of taxes	2	17	(3)	10

Comprehensive income	194	145	347	286
Less: comprehensive income attributable to noncontrolling interest, net of taxes	4	2	9	9
Comprehensive income attributable to CSRA common stockholders	$190	$143	$338	$277

See accompanying notes to Consolidated and Condensed Financial Statements (unaudited)

CSRA INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in millions)	Nine Months Ended
	December 29, 2017	December 30, 2016
Cash flows from operating activities:
Net income	$350	$276
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	175	191
Pension settlement and actuarial gains	—	(114)
Stock based compensation	11	25
Excess tax benefit from stock based compensation	(2)	(3)
Deferred income taxes	(102)	—
Net loss on dispositions of business and assets	10	2
Other non-cash items, net	14	1
Changes in assets and liabilities, net of acquisitions and dispositions:
(Increase) decrease in assets	(91)	26
Decrease in defined benefit plan liability	(59)	(68)
Increase in other liabilities	7	98
Other operating activities, net	3	4
Cash provided by operating activities	316	438

Cash flows used in investing activities:
Purchases of property and equipment	(94)	(98)
Software purchased and developed	(11)	(16)
Payments for acquisitions, net of cash acquired	(335)	—
Proceeds from disposals of assets	36	9
Other investing activities, net	23	(13)
Cash used in investing activities	(381)	(118)

Cash flows provided by (used in) financing activities:
Borrowing on Revolving Credit Facility	220	—
Repayments of Revolving Credit Facility	(220)	(50)
Borrowings of long term debt	384	234
Payments of long-term debt	(233)	(379)
Debt issuance cost	(4)	(4)
Proceeds from stock options and other common stock activity, net	3	2
Repurchase of common stock	(16)	(29)
Dividends paid	(50)	(51)
Payments on lease liability	(30)	(32)
Payments to noncontrolling interest	(12)	(8)
Other financing activities, net	(23)	29
Cash provided by (used in) financing activities	19	(288)

Net (decrease) increase in cash and cash equivalents	(46)	32
Cash and cash equivalents at beginning of period	126	130
Cash and cash equivalents at end of period	$80	$162

Supplemental cash flow information:
Cash paid for taxes	$99	$61
Cash paid for interest	81	79
Capital expenditures in accounts payable and other liabilities	18	10
Capital expenditures through capital lease obligations	79	85
Non-cash transactions related to financing activities	—	32
Deferred tax liability	103	55
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
In May 2017, CSRA executed an agreement for the acquisition of NES Associates, LLC (“NES”), a consulting firm that provides IT services to the U.S. government. On July 3, 2017, CSRA completed its acquisition of NES, which resulted in NES becoming a wholly owned subsidiary of CSRA. In October 2017, CSRA announced that it had executed an agreement to acquire Praxis Engineering Technologies LLC (”Praxis”), a consulting and solutions firm dedicated to the practical application of software and systems engineering technologies. On November 17, 2017, CSRA completed the acquisition of Praxis, which resulted in Praxis becoming a wholly owned subsidiary of CSRA. See Note 4—Acquisitions for additional information.
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of CSRA’s contracts, developing total revenue and costs at completion estimates requires significant judgment. Contract costs include direct labor and billable expenses, allocation of allowable indirect costs, and warranty obligations. CSRA recognizes revenue and billable expenses from these transactions on a gross basis because it is the primary obligor on contracts with customers. The contracts that required estimates-at-completion (“EACs”) using the percentage-of-completion method were approximately 36%, and 38% of CSRA’s revenue for the nine months ended December 29, 2017, and December 30, 2016, respectively.
CSRA’s income before income taxes and noncontrolling interest for the three and nine months ended December 29, 2017 and December 30, 2016 included the following gross favorable and unfavorable adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Gross favorable	$21	$13	$52	$40
Gross unfavorable	(5)	(8)	(16)	(24)
Total net adjustments, before taxes and noncontrolling interests	$16	$5	$36	$16
Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and, therefore, any adjustments to these amounts related to credit quality are accounted for as a reduction of revenue. Unbilled amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, that are expected to be collected after one year totaled $17.3 million and $15.6 million as of December 29, 2017 and March 31, 2017, respectively.

Depreciation expense was $38.0 million and $33.5 million for the three months ended December 29, 2017 and December 30, 2016, respectively. Depreciation expense was $111.1 million and $96.8 million for the nine months ended December 29, 2017 and December 30, 2016, respectively.
Earnings Per Share
The computation of diluted earnings per share excludes stock options, whose effect, if included, would be anti-dilutive. The number of shares related to such stock awards was 274,785 and 283,643 for the three and nine months ended December 29, 2017, respectively.
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

Amounts subject to significant judgment and/or estimates include, but are not limited to: determining the fair values of assets acquired and liabilities assumed, derivative instruments and non-financial assets such as internally developed software for internal use; costs to complete fixed-price contracts, certain deferred costs, collectability of receivables, deferred tax assets and liabilities, reserves for tax benefits, including valuation allowances on deferred tax assets, loss accruals for litigation, and inputs used for computing share-based compensation.
Reclassifications
Historically, the Company recognized separation and merger costs in connection with our separation from Computer Sciences Corporation (now known as DXC Technology) (“CSC”) and our subsequent merger with SRA International Inc. (“SRA”) as a separate operating expense. In the second quarter of fiscal year 2018, CSRA began to combine these costs with separately identifiable acquisition costs and fees paid to third parties for completed acquisitions as well as integration, transition, and other costs for integrating the businesses. These expenses are presented as acquisition, integration, and other costs on the unaudited Consolidated and Condensed Statements of Operations. Prior periods have been revised to conform to the current period presentation.
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
The Company’s financial instruments include cash, trade receivables, vendor payables, derivative financial instruments, and debt. As of December 29, 2017, the carrying value of cash, trade receivables, and vendor payables approximated their fair value. The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases, was $2.7 billion and $2.5 billion at December 29, 2017 and March 31, 2017, respectively, and approximated its fair value on those dates based on recent trading activity, which is classified as Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use observable interest rate yield curves, which are considered Level 2 inputs. There were no transfers between levels of the fair value hierarchy during the three and nine months ended December 29, 2017 or December 30, 2016.
Recent Accounting Pronouncements
Newly-Adopted Accounting Standards
On December 22, 2017, the Tax Cuts and Jobs Acts (the “Tax Act”) was enacted into law. The Tax Act includes numerous significant changes to the U.S. Corporate tax laws such as: the reduction of the statutory tax rate from 35% to 21%; repeal of the corporate alternative minimum tax; changes to business tax exclusions, deductions and credits; and significant revision of international tax provisions. Shortly thereafter, the Securities and Exchange Commission issued guidance for accounting for taxes in Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on the application of accounting for income taxes (under ASC 740) in cases where the calculation of certain effects of the changes in tax laws or tax rates are incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. Under SAB 118, in the financial reporting period during which the Tax Act is enacted, the income tax effects of the Tax Act (for those changes where calculations are incomplete) would be reported as provisional based on a reasonable estimate, and are to be subject to adjustment during a "measurement period" until the accounting under guidance in ASC 740 is complete. When provisional amounts are used, supplemental disclosures should be provided, such as the reasons for the incomplete accounting and other information relevant to why the Company was not able to complete the accounting in a timely manner. CSRA has used the guidance in SAB 118 when determining the impact of the Tax Act on the Company’s consolidated financial statements. See Note 8—Income Taxes for further information.
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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

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
The new standard requires us to identify contractual performance obligations and determine when revenue should be recognized. This requirement and other provisions of the standard could change the method or timing of revenue recognition for our firm-fixed-price and, to a lesser extent, cost-reimbursable-plus-fee contract portfolio. The Company’s implementation project team is taking an integrated approach to analyzing the standard’s impact on our contract portfolio including a review of accounting policies and practices, evaluating the effects of the requirements on our contracts and business practices, and assessing the need for system and internal control changes or enhancements. These activities and the Company’s evaluation of the quantitative effect of adoption will continue to the end of the fiscal year.
The Company identified likely effects related to the treatment of option years as discrete contracts and the grouping of promised goods and services into performance obligations for the purpose of recognizing revenue under the new standard. As a result, gross favorable and unfavorable adjustments due to changes in contract estimates are anticipated to result in smaller revenue adjustments than before adoption of the ASU. Anticipated losses on contracts will continue to be recognized in the period in which they are identified.
In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, resulting in a one-year deferral of the effective date of ASU 2014-09. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to the beginning balance of retained earnings at the effective date. The Company plans to adopt the standard on March 31, 2018 (the first day of fiscal year 2019), and to implement the standard using the modified retrospective method, whereby the cumulative effect will be recognized at the date of adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the current guidance related to accounting for leases. The guidance requires lessees to recognize most leases on-balance sheet as a right of use asset and lease liability. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to provide financial statement users with additional information on the amount, timing, and uncertainty of cash flows arising from CSRA leases. The standard must be adopted using the modified retrospective approach, and will be effective for the first interim period within annual periods beginning after December 15, 2019, with early adoption permitted. CSRA is currently evaluating the impact of adoption on its policies, procedures, business practices, including internal controls, and financial statements.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230)(“ASU 2016-18”). This guidance requires the inclusion of restricted cash and restricted cash-equivalent balances in the statement of cash flows. The ASU does not define "restricted cash" and "restricted cash equivalents." The Company will be required to include its restricted cash balance (currently classified within Prepaid expenses and other current assets) in the Cash and cash equivalents balance presented in the statement of cash flows using a retrospective transition method for each period presented. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must also discuss the nature of the restrictions. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption, including during an interim period, is permitted. The Company has not yet determined an implementation date for this ASU.
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
Other recently issued ASUs effective after December 29, 2017 are not expected to have a material effect on CSRA’s financial statements.
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
Under the Purchase Agreement, CSRA sells eligible receivables, including billed receivables and certain unbilled receivables arising from cost plus fixed fee (“CPFF”) and time and materials (“T&M”) contracts, up to $450.0 million outstanding at any time. CSRA has no retained interests in the sold receivables and only performs collection and administrative functions for the Purchaser for a servicing fee.
CSRA accounts for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognizes the sold receivables from its unaudited Consolidated and Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. CSRA estimated that its servicing fee was at fair value and, therefore, no servicing asset or related liability was recognized at either December 29, 2017 or March 31, 2017.

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

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Sales of billed receivables	$470	$545	$1,322	$1,482
Sales of unbilled receivables	329	294	940	850
Total sales of receivables	$799	$839	$2,262	$2,332
Collections of sold receivables	$680	$790	$2,127	$2,192
Operating cash flow effect, net of collections and fees from sales	118	47	130	137
As of December 29, 2017 and March 31, 2017, there was $13.9 million and $37.0 million, respectively, of cash collected by CSRA, but not remitted to purchasers, which represents restricted cash and is included within Prepaid expenses and other current assets on our unaudited Consolidated and Condensed Balance Sheets. CSRA incurred purchase discount and administrative fees of $4.5 million and $2.7 million for the nine months ended December 29, 2017 and December 30, 2016, respectively. These fees were recorded within Other expense, net in the unaudited Consolidated and Condensed Statements of Operations.
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
Note 3—Derivative Instruments
Derivatives Designated for Hedge Accounting
Interest-rate swaps
The Company uses derivative financial instruments to manage interest rate risk related to its Term Loan A Facilities (as defined in Note 7—Debt, below). The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on Term Loan Facilities (as defined in Note 7—Debt, below) that have variable index-based interest rates. To accomplish these objectives, the Company uses pay-fixed interest rate swaps as part of its interest rate risk management strategy. As of both December 29, 2017 and March 31, 2017, the Company had outstanding pay-fixed interest rate derivatives with a notional value of $1.4 billion, which were designated as a cash flow hedge of interest rate risk. The swap positions consist of a $1.1 billion notional swap agreement maturing in November 2020 and $300 million in aggregate notional swap agreements maturing in March 2018.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Foreign Currency Forward Exchange Contracts
The Company transacts business in various foreign currencies, which subjects its cash flows and earnings to exposure related to changes in foreign currency exchange rates. The exposure arises primarily from purchases from or sales to third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of forecasted cash flows related to transactions denominated in foreign currencies. During fiscal year 2018, the Company began hedging certain of these forecasted cash flows. As of December 29, 2017, the Company had outstanding foreign currency forward exchange contracts with notional amounts totaling $11.2 million. Neither the fair value of these derivatives at December 29, 2017 nor the gain or loss reclassified into earnings from AOCI during the nine months ended December 29, 2017 was significant. We do not expect amounts that will be reclassified into earnings within the next twelve months to be significant. The notional values consist primarily of contracts for the Mexican peso, Columbian peso, and Canadian dollar, and are stated in U.S. dollar equivalents.
Fair Value of Derivative Instruments
The fair values of derivative instruments are presented on a gross basis as none of the Company’s derivative contracts are subject to master netting arrangements. The fair value of the Company’s derivative financial instruments was an asset of $22.2 million and $18.2 million as of December 29, 2017 and March 31, 2017, respectively. These derivative instruments are classified by their short- and long-term components based on the fair value of the anticipated timing of their cash flows. For net asset positions, the current portion is included in Prepaid expenses and other current assets and the long-term portion is included in Other assets in the unaudited Consolidated and Condensed Balance Sheets. There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during either the nine months ended December 29, 2017 or December 30, 2016. Cash flows associated with derivative contracts are recorded in operating activities in the unaudited Consolidated and Condensed Statements of Cash Flows.
Under applicable agreements relating to the Company’s interest rate swaps, a counterparty could declare the Company to be in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default.
Concentrations of Risk
The Company is subject to counterparty risk in connection with its derivative contracts. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The Company mitigates this credit risk by seeking to enter into agreements with credit-worthy counterparties. As of both December 29, 2017 and March 31, 2017, there was one interest rate swap counterparty with greater than a 10% concentration of our total exposure.
Note 4—Acquisitions
Fiscal Year 2018 Acquisitions
On July 3, 2017, CSRA acquired NES for a base price of $105.0 million, less $0.9 million of working capital adjustments. The consideration consisted of $100.9 million in cash and $3.2 million deposited in escrow on behalf of the seller. CSRA recorded the assets acquired and liabilities assumed at their estimated fair value, and recorded the difference between the fair value of the net assets acquired and the purchase consideration as goodwill. See Note 5—Goodwill and Other Intangible Assets for further discussion of the measurement considerations for acquired intangible assets.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

The following table presents the estimated fair values of assets acquired and liabilities assumed in our acquisition of NES as of July 3, 2017:

Preliminary allocation (in millions):	Amount
Cash, accounts receivable and other current assets	$28
Property, equipment and other long-term assets	4
Intangibles—customer relationships, backlog and other intangibles assets	25
Accounts payable and other current liabilities	(15)
Total identified net assets acquired	42

Goodwill	62

Total purchase consideration and liabilities paid at closing	$104
The Company provisionally recorded the assets acquired and liabilities assumed of NES at their estimated fair values. As of December 29, 2017, the Company had not finalized the determination of fair values associated with NES’s current assets and liabilities but expects to do so by the first quarter of fiscal year 2019.
On November 17, 2017, CSRA acquired Praxis for $235 million in cash, subject to closing adjustments. Praxis is a consulting and solutions firm dedicated to the practical application of software and systems engineering technologies to the U.S. government.
The following table presents the estimated fair values of assets acquired and liabilities assumed in our acquisition of Praxis as of November 17, 2017:

Preliminary allocation (in millions):	Amount
Cash, accounts receivable and other current assets	$49
Property, equipment and other long-term assets	2
Intangibles—customer relationships, backlog and other intangibles assets	95
Accounts payable and other current liabilities	(36)
Total identified net assets acquired	110

Goodwill	125

Total purchase consideration and liabilities paid at closing	$235
Due to the recency of the Praxis acquisition, the preliminary purchase price allocation was recorded on a provisional basis and is subject to change as the Company completes its analysis of the fair value at the date of the transaction, which could have a material impact.
Goodwill associated with the NES and Praxis acquisitions is tax-deductible. Pro forma financial information for the NES and Praxis acquisitions has not been presented as the revenue and operating income of NES and Praxis included in the Company’s unaudited Consolidated and Condensed Statement of Operations for the period, on a combined basis, was not material the Company’s consolidated results.
Note 5—Goodwill and Other Intangible Assets
In connection with acquisitions of other businesses, CSRA recognized goodwill and other intangible assets, which includes customer relationships, backlog, and contract-related intangibles. In addition, the Company records acquired and developed software technology as an intangible asset.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Goodwill
Goodwill is allocated to each reportable segment based on the relative fair value of net assets acquired. The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended December 29, 2017:

(Dollars in millions)	Defense and Intelligence	Civil	Total
Balance as of March 31, 2017	$815	$1,520	$2,335
Acquisition of NES	62	—	62
Acquisition of Praxis	125	—	125
Balance as of December 29, 2017	$1,002	$1,520	$2,522
During the nine months ended December 30, 2016, we made adjustments related to the acquisition of SRA, which resulted in a $2.6 million increase in goodwill, $0.3 million of which related to the Defense and Intelligence segment and $2.3 million to the Civil segment.
Testing for Goodwill Impairment
The Company tests for impairment annually on the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would “more likely than not” reduce the fair value of a reporting unit below its carrying amount. At the end of each annual and quarterly period, CSRA determines if any such events or changes occurred that require goodwill to be tested for impairment.
On July 1, 2017, the Company performed its annual test of impairment and concluded qualitatively that the fair value of each reporting unit significantly exceeded its carrying value. As of December 29, 2017, CSRA determined there were no indicators that required management to perform an interim goodwill impairment assessment test. There were no accumulated impairment losses at either December 29, 2017 or March 31, 2017.
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
In connection with the acquisitions of NES and Praxis, the Company identified $24.8 million and $94.5 million, respectively, of intangible assets, representing customer relationships, backlog, and contract intangibles. The fair value measurements of these intangibles were primarily based on significant inputs not observable in the market and represent a Level 3 measurement. The income approach was primarily used to value intangible assets; this approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the time value of money.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

A summary of amortizing intangible assets, including preliminary fair values of those recorded in the NES and Praxis acquisitions, are:

	As of
	December 29, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquisition-related intangibles:
Customer-related intangibles	$1,064	$(214)	$850
Backlog	67	(66)	1
Other intangible assets	7	(4)	3
Subtotal-acquisition-related intangibles:	1,138	(284)	854
Software	175	(103)	72
Total intangible assets	$1,313	$(387)	$926

	As of
	March 31, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquisition-related intangibles:
Customer-related intangibles	$948	$(175)	$773
Backlog	65	(65)	—
Other intangible assets	6	(4)	2
Subtotal-acquisition-related intangibles:	1,019	(244)	775
Software	170	(89)	81
Total intangible assets	$1,189	$(333)	$856
Customer-related intangibles, backlog, and software are amortized to expense. Amortization expense for the three and nine months ended December 29, 2017 was $21.0 million and $63.8 million, respectively, compared to $26.8 million and $91.8 million, respectively, for the three and nine months ended December 30, 2016.
As of December 29, 2017, estimated amortization for the remaining three months of fiscal year 2018 is $24.1 million; and for each of fiscal years 2019, 2020, 2021, and 2022 is $92.7 million, $85.8 million, $77.2 million, and $70.3 million, respectively.
Purchased and internally developed software for external and internal use, net of accumulated amortization, consisted of:

	As of
(Dollars in millions)	December 29, 2017	March 31, 2017
Purchased software	$67	$73
Internally developed software	5	8
Total software	$72	$81
Amortization expense related to purchased software for the three and nine months ended December 29, 2017 was $5.9 million, and $17.8 million, respectively, compared to the three and nine months ended December 30, 2016 of $3.5 million and $10.4 million, respectively. Amortization expense related to internally developed software for the three and nine months ended December 29, 2017 was $0.0 million, and $5.6 million, respectively, compared to the three and nine months ended December 30, 2016 of $0.5 million and $1.4 million, respectively.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

As of December 29, 2017, estimated amortization related to software for the remaining three months of fiscal year 2018 is $5.5 million; and for each of the fiscal years 2019, 2020, 2021, and 2022 and thereafter is $21.7 million, $19.0 million, $14.0 million, and $12.0 million, respectively.
Note 6—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
(Dollars in millions)	December 29, 2017	March 31, 2017
Accrued contract costs	$318	$239
Deferred revenue	160	153
Accrued expenses	109	81
Other	24	14
Total	$611	$487
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
The following is a summary of CSRA’s outstanding debt, as of December 29, 2017 and March 31, 2017.

	December 29, 2017		March 31, 2017
(Dollars in millions)	Interest Rate(1)	Outstanding Balance	Interest Rate(1)	Outstanding Balance
Revolving Credit Facility, due November 2022	2.98% - 3.24%	$—	2.18% - 2.20%	$—
Tranche A1 Facility, due November 2019	2.61% - 2.98%	389	2.06% - 2.41%	570
Tranche A2 Facility, due November 2022	2.73% - 3.1%	1,528	2.18% - 2.53%	1,580
Term Loan B Facility, due November 2023	3.16% - 3.55%	849	3.28% - 3.75%	466
Capitalized lease liability	2.35% - 13.77%	260	2.35% - 15.09%	216
Total debt		3,026		2,832
Less: unamortized debt issuance costs		(29)		(33)
Less: current portion of long-term debt and capitalized lease liability		(136)		(116)
Total long-term debt, net of current maturities		$2,861		$2,683
(1) Represents the range of the lowest and highest interest rate during the period for each facility. Capitalized lease rates are the lowest and highest rates among all leases outstanding during the period. The December 29, 2017 column represents the range during the nine month period then ended and the March 31, 2017 column represents the range during the fiscal year then ended.

June Credit Agreement Amendments
On June 15, 2017, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) among the Company, the guarantors party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd, as pro-rata administrative agent, Royal Bank of Canada, as term loan B administrative agent, certain replacement and

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

incremental term loan B lenders and the other lenders party thereto. Pursuant to the Second Amendment, the credit facilities were amended to provide for, among other things:
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
December Credit Agreement Amendments
On December 29, 2017, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) among the Company, the guarantors party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as pro rata administrative agent, Royal Bank of Canada, as term loan B administrative agent, certain incremental term loan B lenders, and the other lenders party thereto. Pursuant to the Third Amendment, the credit facilities were amended to provide for, among other things:
(a) an increase of $200.0 million in the unpaid principal balance of the Term Loan B Facility to a total of $849.0 million;
(b) an extension of each of the respective maturity dates of the Revolving Credit Facility and the Tranche A2 Facility by one year; and
(c) quarterly repayments with respect to the Term Loan B facility of $1 million commencing March 31, 2018 through December 31, 2022 and quarterly repayments thereafter of $3.25 million until the maturity date of the Term Loan B Facility, subject to reductions as a result of the application of voluntary or mandatory prepayments made by the Company.
The additional borrowings under the Term Loan B Facility were immediately applied to repay in full the aggregate principal amount of advances outstanding under the Revolving Credit Facility of $150 million and to pay fees and expenses incurred in connection with the Third Amendment.
During the first quarter of fiscal year 2018, the Company made a mandatory repayment of $10.8 million on its Term Loan Facilities. On June 30, 2017, the Company drew $55.0 million under its Revolving Credit Facility in order to fund in part the settlement of its purchase of NES in July 2017. In September 2017, the Company made a mandatory principal repayment of $20.9 million on the Term Loan Facilities. In November 2017, the Company drew an additional $165 million under its Revolving Credit Facility in order to fund in part the settlement of its purchase of Praxis. In December 2017, the Company made a mandatory principal repayment of $20.9 million on the Term Loan Facilities, and voluntarily paid off $70.0 million of its outstanding Revolving Credit Facility. The repayments noted in this paragraph are separate from, and in addition to, the application of the proceeds of the increased borrowings under the Term Loan B Facility in June and December 2017, as discussed above.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Interest expense consisted of:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Contractual interest -Revolving and Term Loan Facilities	$22	$18	$62	$56
Amortization of debt issuance costs	2	2	6	8
Interest on derivatives and other	5	8	18	23
Loss on debt extinguishment	—	8	2	8
Total interest expense	$29	$36	$88	$95
CSRA’s costs incurred in connection with the issuance of its Term Loan Facilities are amortized using the effective interest method over the life of the respective loans. Unamortized debt issuance costs related to the Revolving Credit Facility are recorded with the carrying value of the debt and are amortized using the straight-line method.
Expected maturities of long-term debt, excluding future minimum capital lease payments are as follows:

(Dollars in millions)	Amount
Fiscal year:
Fourth quarter of fiscal year 2018	$21
2019	85
2020	474
2021	86
2022	86
2023	1,188
Thereafter	826
Total	$2,766

CSRA’s credit facilities contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default. CSRA was in compliance with all financial covenants associated with its borrowings as of December 29, 2017.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 8—Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. Among other provisions, this law significantly modifies the existing U.S. tax code for corporations, including a prospective change in the statutory tax rate from 35% to 21%, repeal of the corporate alternative minimum tax, changes to business tax deductions, and significant revision of international tax provisions. The change in the statutory tax rate is effective beginning January 1, 2018. As CSRA operates on a fiscal year calendar, the new rate is effective for the Company’s fourth quarter of fiscal year 2018. However, certain provisions of the new law, including asset depreciation rates for tax purposes, became effective at dates during the three months ended December 29, 2017 and the Company is required to evaluate its deferred tax assets and liabilities as of December 29, 2017 using the new statutory rates (subject to considerations in SAB 118). The Company’s net benefit for income taxes in the three months ended December 29, 2017 included a benefit of $100.7 million associated with: (a) the estimated net effect of these changes on CSRA’s deferred tax liabilities and assets at the end of the period; and to a much lesser extent (b) a change in the Company’s liability for an uncertain tax position. CSRA evaluated its deferred tax assets and liabilities on a provisional basis using management estimates. The impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made. Any adjustments recorded to the provisional amounts through the third quarter of fiscal year 2019 will be included in income from operations as an adjustment to tax expense.

Excluding the net benefit associated with the evaluation of deferred tax items, our provision for taxes on current period income in the three months ended December 29, 2017 was recognized using reasonable estimates of income and the statutory rate of the Company for the full fiscal year. As the Company’s fiscal year end is March 30, 2018, the statutory federal corporate tax rate is prorated to 31.6%. The Company’s federal corporate statutory tax rate for fiscal year 2019 and beyond will be 21.0%. CSRA’s effective tax rate (“ETR”) was (64.1)% and 4.4% for the three and nine months ended December 29, 2017, respectively, compared to 37.3% and 36.4% for the three and nine months ended December 30, 2016, respectively.

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
Note 9—Pension and Other Post-retirement Benefit Plans
Certain employees of CSRA, its subsidiaries, and its former parent company are participants in employer-sponsored defined benefit and defined contribution plans, including pension and other post-retirement benefit (“OPEB”) plans. The assets and liabilities for the plans and the costs and benefits related to the plans’ participants are reflected in CSRA’s unaudited Consolidated and Condensed Financial Statements.
Defined Benefit Pension Plans
The largest U.S. defined benefit pension plan was frozen in fiscal year 2010 for most participants. All remaining participants have been frozen since 2016.
The net periodic pension benefit for CSRA pension plans includes the following components:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Service cost (entirely administrative expenses)	$4	$3	$11	$9
Interest cost	23	25	69	76
Expected return on assets	(43)	(47)	(129)	(145)
Recognition of actuarial (gains) losses	—	(101)	—	(101)
Settlement gain	—	(13)	—	(13)
Net periodic pension benefit	$(16)	$(133)	$(49)	$(174)
The following table provides the pension plans’ projected benefit obligations, assets, and funding status:

	As of
(Dollars in millions)	December 29, 2017	March 31, 2017
Net benefit obligation	$(2,739)	$(2,787)
Net plan assets	2,335	2,328
Net unfunded status	$(404)	$(459)

CSRA contributed $6.2 million to the defined benefit pension plans during the nine months ended December 29, 2017 for the funding of benefit payments made to plan participants. CSRA expects to make $2.1 million of additional contributions during the remaining three months of fiscal year 2018 for the funding of participants’ benefit payments.

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

(Dollars in millions)	Three Months Ended		Nine Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net periodic post-retirement (benefit) costs:
Interest cost	$1	$1	$2	$2
Expected return on assets	(1)	(1)	(4)	(4)
Amortization of prior service benefit	(4)	(4)	(10)	(10)
Net periodic benefit	$(4)	$(4)	$(12)	$(12)
The following table provides the OPEB plans’ projected benefit obligations, assets, and funding status:

(Dollars in millions)	As of
	December 29, 2017	March 31, 2017
Net benefit obligation	$(84)	$(86)
Net plan assets	76	76
Net unfunded status	$(8)	$(10)
CSRA contributed $1.1 million to the OPEB plans during both the nine months ended December 29, 2017 and December 30, 2016. CSRA expects to make $0.4 million of additional contributions to this plan during the remaining three months of fiscal year 2018 for the funding of participants’ benefit payments.
Note 10—Share-Based Compensation Plans
Employee Incentives
Prior to the Company’s separation from CSC (the “Spin-Off”), there were two stock incentive plans under which employees were granted stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). Some of these awards vested upon the Spin-Off, some continue to vest in accordance with their original terms, and some converted into a different type of equity award at separation. CSRA had a net receivable from CSC of $7.0 million at December 29, 2017 and $1.3 million as of March 31, 2017, related to the settlement of equity awards granted to employees prior to the Spin-Off.
On August 9, 2017, CSRA’s shareholders approved an increase in the number shares available for issuance under the Company’s 2015 Omnibus Incentive Plan of 4,483,000 shares. As of December 29, 2017, there were 11,179,870 available shares of CSRA common stock for the grant of future stock options, RSUs, PSUs or other share-based incentives to employees of CSRA. For the nine months ended December 29, 2017 and December 30, 2016, CSRA recognized share-based compensation expense within Selling, general and administrative expenses of $11.3 million and $25.1 million, respectively, including CSRA’s non-employee director grants, which totaled $1.2 million in both periods.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Stock Options
Information concerning stock options of CSRA during the nine months ended December 29, 2017 was as follows.

	Number of Option Shares	Weighted Average Exercise Price per share
Outstanding as of March 31, 2017	1,996,898	$24.29
Granted	—	—
Less:
Exercised	185,031	23.00
Canceled/Forfeited	89,600	23.92
Expired	9,369	28.49
Outstanding as of December 29, 2017	1,712,898	24.37

Expected to vest in the future as of December 29, 2017	730,968	25.03
Exercisable as of December 29, 2017	981,930	23.88
As of December 29, 2017, unrecognized compensation expense related to unvested stock options totaled $2.9 million. This cost is expected to be recognized over a weighted-average period of 1.3 years.
RSUs and PSUs
Information concerning RSUs and PSUs of CSRA during the nine months ended December 29, 2017, was as follows.

	Number of Restricted Stock Units	Weighted Average Fair Value
Outstanding as of March 31, 2017	857,914	$26.95
Granted	683,335	30.39
Less:
Vested	97,097	29.10
Canceled/Forfeited	109,170	28.10
Outstanding as of December 29, 2017	1,334,982	28.46
As of December 29, 2017, total unrecognized compensation expense related to unvested RSUs and PSUs totaled $20.7 million. This cost is expected to be recognized over a weighted-average period of 2.1 years.

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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

In December 2017, CSRA announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per share. The total qualifying shares were 163,828,550 shares, with a total dividend payout of $16.4 million. Payment of the dividend was made on January 25, 2018 to CSRA stockholders of record at the close of business on January 4, 2018.
Share Repurchase Program
On November 30, 2015, the Board authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million.
During the three months ended June 30, 2017, the Company repurchased 450,000 shares of CSRA common stock for aggregate consideration of $14.3 million, at an average price of $31.71 per share. During the three months ended September 29, 2017, the Company paid $1.6 million for 50,000 shares of CSRA common stock (at an average price of $31.77 per share). The Company did not repurchase shares of CSRA common stock during the three months ended December 29, 2017.
As of December 29, 2017, CSRA remained authorized to repurchase $305.1 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019.
Accumulated Other Comprehensive Income (Loss)

The following tables show the activity in the components of other comprehensive income (loss), including the respective tax effects, and reclassification adjustments for the three and nine months ended December 29, 2017 and December 30, 2016, respectively.

	For the Three Months Ended December 29, 2017			For the Three Months Ended December 30, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact	Net of Tax Amount	Before Tax Amount	Tax Impact	Net of Tax Amount
Foreign currency translation adjustments	$—	$—	$—	$1	$—	$1
Unrealized gain on derivatives	7	(2)	5	30	(12)	18
Amortization of prior service credit	(4)	1	(3)	(3)	1	(2)
Total other comprehensive income (loss)	$3	$(1)	$2	$28	$(11)	$17

	For the Nine Months Ended December 29, 2017			For the Nine Months Ended December 30, 2016
(Dollars in millions)	Before Tax Amount	Tax Impact	Net of Tax Amount	Before Tax Amount	Tax Impact	Net of Tax Amount
Foreign currency translation adjustments	$—	$—	$—	$2	$(1)	$1
Unrealized gain on derivatives	4	(1)	3	25	(10)	15
Amortization of prior service credit	(10)	4	(6)	(10)	4	(6)
Total other comprehensive income (loss)	$(6)	$3	$(3)	$17	$(7)	$10
The following tables show the changes in Accumulated other comprehensive (loss) income for the nine months ended December 29, 2017 and December 30, 2016, respectively.

	Nine month ended December 29, 2017			Nine months ended December 30, 2016

(Dollars in millions)	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$11	$20	$31	$—	$(7)	$28	$21
Other comprehensive income, net of taxes	3	—	3	1	15	—	16
Amounts reclassified from accumulated other comprehensive income, net of taxes and noncontrolling interests	—	(6)	(6)	—	—	(6)	(6)
Balance, end of period	$14	$14	$28	$1	$8	$22	$31

Note 12—Segment Information
CSRA’s reportable segments are as follows:

•	Defense and Intelligence—provides services to the DoD, National Security Agency, branches of the Armed Forces and other DoD and intelligence agencies.

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
The following table summarizes operating results and total assets by reportable segment.

(Dollars in millions)	Defense and Intelligence	Civil	Subtotal	Corporate(1)	Total
As of December 29, 2017
Total assets	$2,447	$2,682	$5,129	$171	$5,300

Three Months Ended December 29, 2017
Revenue	$605	$704	$1,309	$—	$1,309
Segment operating income (loss)(2)	70	88	158	(30)	128
Depreciation and amortization expense	42	17	59	—	59

Nine Months Ended December 29, 2017
Revenue	$1,687	$2,123	$3,810	$—	$3,810

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Segment operating income (loss)(2)	203	283	486	(88)	398
Depreciation and amortization expense	122	53	175	—	175

As of December 30, 2016
Total assets	$1,970	$2,594	$4,564	$322	$4,886

Three Months Ended December 30, 2016
Revenue	$556	$666	$1,222	$—	$1,222
Segment operating income (loss)(2)	37	91	128	(24)	104
Depreciation and amortization expense	35	26	61	—	61

Nine Months Ended December 30, 2016
Revenue	$1,699	$2,040	$3,739	$—	$3,739
Segment operating income (loss)(2)	149	270	419	(73)	346
Depreciation and amortization expense	103	86	189	—	189
(1) Total assets allocated to the Corporate Segment at December 29, 2017 consist of the following: (a) $57 million of cash, (b) $46 million of accounts receivable, (c) $31 million of property, plant, and equipment, net, (d) $19 million of other current assets; and (e) $18 million of other long-term assets.

(2) Segment operating income (loss) for the corporate segment includes corporate general and administrative expenses as well as Acquisition, integration, and other costs. The fiscal year 2018 periods include approximately $10 million of loss recognized on the sale of the Company’s corporate headquarters building.

Segment operating income provides useful information to CSRA’s management for assessment of CSRA’s performance and results of operations and is one of the financial measures utilized to determine executive compensation.
Note 13—Commitments and Contingencies
Commitments
Sale-Leaseback Transaction
On November 2, 2017, CSRA closed a sale-leaseback transaction with MCPII 3170 Fairview, LLC, pursuant to which the Company sold its corporate headquarters building in Falls Church, Virginia, and simultaneously leased back a significant portion of the building. The lease has a 12-year term with two subsequent renewal options of five-years each. The lease qualifies as a capital lease, as the present value of the minimum lease payments exceeds 90% of the fair value of the portion of the property leased by CSRA. The gross sale price was $33.1 million and the Company recognized a loss of approximately $10 million in accordance with accounting guidance for leasing activities (ASC 840). The loss recognized on the sale is included in Selling, general and administrative expenses within the Company’s unaudited Consolidated and Condensed Statement of Operations. Payments under the lease are accounted for as interest and principal payments under the capital lease using a 12 year amortization term. Pursuant to the lease, the landlord agreed to provide a substantial tenant improvement allowance, and in addition, to perform certain renovations and improvements to the property.
As of December 29, 2017, CSRA has the following future minimum lease payments under all of its capital leases, including both facilities and equipment for use on customer contracts:

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

(Dollars in millions)	Amount
Fiscal year:
2018 (fourth quarter)	$22
2019	82
2020	78
2021	71
2022	69
2023 and thereafter	101
Total minimum lease payments	423
Less: amount representing interest and executory costs	(71)
Less: amount representing maintenance, taxes, and insurance costs	(92)
Present value of net minimum lease payments	260
Less: current maturities of capital lease liability	(50)
Noncurrent capital lease liability	$210
Letters of Credit and Surety Bonds
In the normal course of business, CSRA may provide certain customers, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, CSRA would only be liable for the amounts of these guarantees in the event that nonperformance by CSRA permits termination of the related contract by the customer. As of December 29, 2017 and March 31, 2017, CSRA had $22.9 million and $20.2 million, respectively, of outstanding letters of credit, and $12.2 million and $12.0 million, respectively of surety bonds related to these performance guarantees. CSRA believes it is in compliance in all material respects with its performance obligations under all service contracts for which there is a financial performance guarantee and that the ultimate liability, if any, incurred in connection with these guarantees would not have a material adverse effect on its unaudited Consolidated and Condensed Financial Statements.
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

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency (“DCMA”), and others, routinely audit and review a contractor’s performance on government contracts, indirect rates, pricing practices, and compliance with applicable contracting and procurement laws, regulations, and standards. These agencies also review the adequacy of the contractor’s compliance with government standards for its business systems including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system.
CSRA’s indirect cost audits by the DCAA (including audits of both CSRA LLC and SRA) remain open for several fiscal years. Although the Company recorded contract revenue based upon estimates of costs that the Company’s management believes will be approved upon final audit or review, management does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed these estimates, CSRA’s profitability would be adversely affected.
As of December 29, 2017 and March 31, 2017, CSRA has recorded a liability of $16.3 million and $16.5 million, respectively, for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. These amounts include potential adjustments related to both pre-separation and post-separation audits or reviews.
Legal Proceedings
The Company is involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business, including many matters that arose before the Company’s separation from CSC. See Note 21—Commitments and Contingencies in CSRA’s Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for additional information. During the nine months ended December 29, 2017, the following significant developments arose with respect to these matters:
State of Maryland, Medicaid Enterprise Restructuring Project (“MERP”)
On September 15, 2017, the Maryland Department of Health (the “State”) issued a procurement officer's decision and Departmental Final Action (the “Final Action”) denying CSC’s remaining undecided claims against the State in the total amount of $83 million. In the Final Action, the State also purports to award itself approximately $521 million on its counterclaim. The State alleges a default by CSC under the contracts for MERP. CSC contests both the State’s allegation that it defaulted and the amount of State’s alleged damages. CSC timely filed a notice of appeal with the Maryland State Board of Contract Appeals (the “State Board”), which will consider CSC’s claims and the State’s counterclaim anew.
CSC’s claims against the State have been consolidated at the State Board. On January 12, 2018, CSC filed various strong dispositive motions at the State Board, one of which challenges the State Board’s jurisdiction over the State’s claims against CSC. CSC’s January 12, 2018, motions also request summary decision on the State’s claims should jurisdiction be found.
On November 22, 2017, the State filed a fraud complaint in Maryland State Circuit Court alleging that CSC’s purported contractual nonperformance amounted to fraud under common law and the Maryland False Health Claims Act (the “Complaint”). In the Complaint, the State seeks penalties of $0.8 million, unspecified compensatory damages in excess of $500 million, which may be trebled under the Maryland False Health Claims Act, and punitive damages in excess of $500 million. The complaint also sets forth specified damages totaling approximately $44 million, which are also set forth in the State’s $521 million counter-claim filed with the State Board in September 2017. On December 29, 2017, CSC removed the case to the U.S. District Court for the District of Maryland and on January 5, 2018, filed several dispositive motions, including a Motion to Dismiss, or in the Alternative for a More Definite Statement, under Federal Rules of Civil Procedure 9(b) and 12(e). Management is continuing to correspond with the State to seek a mutually agreeable resolution to these matters.
 Management has evaluated the recoverability of its assets related to the MERP contract in light of these developments and concluded that no adjustments to its financial statements are required. Further, we have assessed the State’s counterclaim and have concluded that no reserve is required.

CSRA INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(unaudited)

Strauch et al. Fair Labor Standards Act Class Action
On June 30, 2017 the U.S. District Court for the District of Connecticut granted class certification for former employees classified as Associate Professionals or as Professionals working in the states of California and Connecticut who worked more than 40 hours per week. The Court denied class certification for all class members in North Carolina on the basis that North Carolina law is preempted by the Fair Labor Standards Act. In addition, class certification was denied as to former employees classified as Senior Professionals in California and Connecticut.  The Second Circuit denied the Company’s July 14, 2017 petition for review of the partial certification of the class. The case was tried in December 2017, resulting in a jury verdict in favor of the plaintiffs. The Court entered judgment on January 5, 2018, without specified damages. The Court noted that the judgment will be amended to include damages and fees when determined.
Southwest Asia Employment Contract Litigation
On June 28, 2017, the Fourth Circuit ruled against CSC on its appeal of the District Court’s award of attorneys’ fees to the Rishell plaintiff. The underlying judgment and attorney fees have been paid and this matter is now closed. No additional accrual for indemnification of fees was necessary.
In the separate case pending before the U.S. District Court for the Eastern District of Louisiana, on July 15, 2017, claims of 58 plaintiffs were dismissed, and the claims of the remaining 37 plaintiffs were limited, on the basis that these claims were untimely under Louisiana law. As the result of an October 2017 settlement conference, the parties reached an agreement in principle to settle the case for $0.6 million. The Company filed a motion to enforce the settlement on January 8, 2018. The range of the possible losses for which the Company would be required to indemnify CSC remains $0.6 million to $2.6 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and our unaudited Consolidated and Condensed Financial Statements and accompanying notes for the three and nine months ended December 29, 2017 included herein.
Unless the context otherwise requires, “CSRA,” “we,” “our” and “us” refer to CSRA Inc. and its consolidated and combined subsidiaries. We refer to the federal government of the United States of America, including its branches, departments, agencies, armed forces, elected and unelected officials, and employees (acting in their capacity as such), as the “U.S. government.”
Cautionary Note on Forward-looking Statements
All statements and assumptions contained in this Form 10-Q and in the documents attached or incorporated by reference herein that do not directly and exclusively relate to historical or current facts constitute “forward-looking statements.” Forward-looking statements often include words such as “aims,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating performance or financial performance or condition. These statements represent our current expectations and beliefs, and we can give no assurance that the results described will be achieved. Forward-looking information contained in these statements may include, among other things, statements related to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those set forth in Item 1A, Risk Factors in our Annual Report on Form 10-K.
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to: reduced spending levels and changing budget priorities of our largest customer, the U.S. government; failure to maintain strong relationships with the U.S. government and other contractors and subcontractors; possible delays or overturning of our U.S. government contract awards due to bid protests, which can result in loss of contract revenue, diminished opportunities, or failure to perform by other companies on which we depend to deliver products and services; failure of our customers to fund contracts or exercise their options to extend contracts, or our inability to execute awarded contracts successfully; failure to win recompetes of contracts we currently have; pricing pressure on new work, reduced profitability, or loss of market share due to intense competition and/or commoditization of services we offer; our failure to comply with complex laws and regulations, including, but not limited to, the False Claims Act, the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement, and the U.S. Government Cost Accounting Standards; adverse results of audits and investigations conducted by the Defense Contract Audit Agency or any of the Inspectors General for various agencies with which we contract; failure to comply with complex network security, data privacy, or legal and contractual obligations, or the failure to protect sensitive information; challenges attracting and retaining key personnel or high-quality employees, particularly those with security clearances; changes in estimates used in recognizing revenue; failure to manage acquisitions or divestitures successfully, including identifying, evaluating, and valuing acquisition targets, integrating acquired companies, businesses, or assets, losses associated with divestitures and the inability to effect divestitures at attractive prices or on a desired timeline; and limitations as a result of our substantial indebtedness, which could adversely affect our financial health, operational flexibility and strategic plans.
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
Introduction
Our MD&A is organized as follows:

•
Overview: A discussion of our business and overall analysis of financial and other highlights affecting CSRA, which we present to provide context for the remainder of our MD&A. The overview analysis compares the three and nine months ended December 29, 2017 to the three and nine months ended December 30, 2016;

•
Results of Operations: An analysis of our financial results comparing the three and nine months ended December 29, 2017 to the comparable prior-year periods. A discussion of the results of operations at the consolidated level is followed by a discussion of the results of operations by segment;

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

Overview
Business Overview
Every day CSRA makes a difference in how the government serves our country and our citizens. We deliver a broad range of innovative, next-generation IT solutions and professional services to help our customers modernize their legacy systems, protect their networks and assets, and improve the effectiveness and efficiency of mission-critical functions for our war fighters and our citizens. Our workforce of over 19,000 employees understands that success is a matter of perseverance, courage, adaptability, and experience.
Headquartered in Falls Church, Virginia, we deliver comprehensive offerings from concept through sustainment. We deliver IT and mission- and operations-related services across the U.S. government, including to the Department of Defense (“DoD”), intelligence and homeland security communities, and civil and healthcare agencies, as well as to state and local government agencies. We leverage deep domain-based customer intimacy and decades of experience in helping customers execute their missions with a fundamental understanding of their IT environments, which have earned us the ability to introduce next-generation technologies. We bring scalable and more cost-effective IT solutions to government agencies that are seeking to improve mission-critical effectiveness and efficiency through innovation.
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

Financial Overview
During fiscal year 2018, we have completed the following significant transactions:
•In June 2017, we completed an amendment of our credit facilities to reduce our interest rate on certain borrowings, and reallocate unpaid principal balances among portions of the credit facility
•We used our positive cash flow to repurchase 500,000 shares of CSRA common stock for approximately $15.9 million, in aggregate, at an average price of $31.72 per share, and paid $49.7 million in dividends.
•On July 3, 2017, we completed the acquisition of NES Associates, LLC (“NES”), which is a provider of IT services to the U.S. government. On June 30, 2017, we drew $55 million on our revolving credit facility in order to fund, in part, the settlement of its purchase of NES. NES became a wholly-owned subsidiary of CSRA at the beginning of the second quarter of fiscal year 2018.
•On November 17, 2017, we completed the acquisition of Praxis Engineering Technologies LLC (“Praxis”) for approximately $235 million in cash, subject to closing adjustments. Praxis is a consulting and solutions firm dedicated to the practical application of software and systems engineering technologies to the U.S. government. We drew $165 million on our revolving credit facility in order to fund, in part, the settlement of our purchase of Praxis. Praxis became a wholly-owned subsidiary of CSRA during the third quarter of fiscal year 2018.

•In November 2017, we executed and closed a sale-leaseback transaction of our corporate headquarters property in Falls Church, Virginia. Pursuant to the sale transaction, the gross sales price was $33.1 million and we recognized a loss of approximately $10 million on the sale of the property in the third quarter.
•In December 2017, we completed a further amendment of our credit facilities to extend the maturity dates of a portion of our borrowings under our term loan A facilities and under our revolving credit facility by one year and to increase our borrowings under our term loan B Facility by $200 million. We used the additional borrowings under the term loan B facility to pay in full the outstanding borrowings under our revolving credit facility, and to pay fees and expenses associated with the amendment.
Key operating results for the third quarter and first nine months of fiscal years 2018 and 2017 include:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Total revenue	$1,309	$1,222	$3,810	$3,739
Operating income	128	104	398	346
Net income	192	128	350	276
Net income attributable to common shareholders	188	126	341	267
Non-GAAP measures:
Free cash flow(1)	133	191	223	266
Adjusted EBITDA(2)	201	188	604	586
(1) Free cash flow is a non-GAAP measure and our definition of free cash flow may differ from that used by other companies. We define free cash flow as equal to the sum of: (a) operating cash flows; (b) investing cash flows, excluding business acquisitions, dispositions (including those of non-operating assets), and investments; and (c) payments on capital leases and other long-term asset financings. For comparability between periods, free cash flow is further adjusted for: (i) non-recurring separation and merger-related payments; (ii) the amount of net proceeds received from the initial sale of billed and/or unbilled receivables at the time that we initially implemented the Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”); and (iii) the incremental net proceeds received from the initial sale of receivables when they first become eligible for sale under the Purchase Agreement. Free cash flow is not a substitute for operating and investing cash flows as determined in accordance with GAAP. Our management uses free cash flow in reviewing the overall performance of the business and motivating performance through incentive compensation for key business leaders. We believe that strong free cash flow is important to investors in our industry. Free cash flow provides both management and investors a measure of cash generated from operations that is available to fund acquisitions, repay debt, pay dividends, and repurchase our common stock. Management overcomes the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing, and financing cash flows.

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net cash provided by operating activities	$157	$227	$316	$438
Net cash used in investing activities	(222)	(27)	(381)	(118)
Initial sales of qualifying accounts receivables(a)	—	—	—	(46)
Payments for acquisitions, net of cash acquired	234	—	335	—
Net proceeds from disposition of corporate headquarters	(31)	—	(31)	—
Payments on capital lease liabilities	(10)	(15)	(30)	(32)
Separation and merger-related payments	5	6	14	24
Free cash flow	$133	$191	$223	$266
(a) For the nine months ended December 30, 2016, the amount relates to SRA International Inc. (“SRA”) unbilled receivables under the Purchase Agreement to which SRA was added to during the period. Billed receivables historically sold by SRA under a separate accounts receivable purchase agreement continue under the Purchase Agreement.
(2) Adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is a non-GAAP measure. Our calculation of Adjusted EBITDA is based on our credit agreement, and may differ from other companies. We changed our Adjusted EBITDA measure in fiscal year 2017 to remove fully the costs and benefits associated with our legacy defined benefits plans. We exclude the costs and benefits of legacy defined benefit plans because participation in these plans has been frozen for several years and these costs are not included in the compensation of our employees. We believe Adjusted EBITDA provides useful information to investors regarding our results of operations, as it provides another measure of our profitability and our ability to service our debt and is considered an important measure by financial analysts covering CSRA and peer companies in our industry.
The following table presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net income	$192	$128	$350	$276
Interest expense, net	29	36	88	95
Income tax (benefit) expense	(75)	76	16	158
Depreciation and amortization	59	61	175	189
Amortization for contract-related intangibles	—	—	—	3
Stock-based compensation	3	4	11	11
Foreign currency exchange loss	1	—	1
Net benefits of pension and OPEB plans	(20)	(137)	(61)	(186)
Other separation-related items (within SG&A and cost of services)	9	15	7	22
Acquisition, integration, and other costs	3	5	17	18
Adjusted EBITDA	$201	$188	$604	$586

Business Drivers and Key Performance Indicators
We manage and assess the performance of our business through various measures, including contract awards, revenue, backlog, days sales outstanding, and free cash flow. See the discussion below as well as the MD&A in our Annual Report on Form 10-K for further discussion of factors that drive our business results and our key performance indicators. Certain of our key performance indicators for the three and nine months ended December 29, 2017, were as follows:

•
We announced contract awards(3) of $1.6 billion and $7.4 billion for the three and nine months ended December 29, 2017, respectively, as compared to $1.9 billion and $5.5 billion during the three and nine months ended December 30, 2016, respectively.

•
Revenue recognized in the third quarter of fiscal year 2018 was $1.31 billion, compared to $1.22 billion in the third quarter of fiscal year 2017. Revenue was $3.81 billion in the nine months ended December 29, 2017, compared to $3.74 billion in the nine months ended December 30, 2016.

•
Total backlog(4) was $18.2 billion at December 29, 2017, compared to $15.2 billion at March 31, 2017. Of the total backlog at December 29, 2017, $1.2 billion is expected to be realized as revenue during the fourth quarter of fiscal year 2018, and $2.6 billion is funded. As of December 29, 2017, backlog for the Defense and Intelligence segment was $9.5 billion and was $8.7 billion for the Civil segment.

•
Days Sales Outstanding (“DSO”)(5) was 59 days as of December 29, 2017 compared to 54 days and 49 days as of September 30, 2017 and March 31, 2017, respectively. The increase in DSO in the third quarter is primarily due to an increase in our unbilled receivable balance related to timing and contract modifications that occurred late in the quarter. DSO as of December 29, 2017 excludes amounts associated with Praxis for consistency in comparability.

•
Free cash flow was $133 million and $223 million for the three and nine months ended December 29, 2017, respectively, compared to $191 million and $266 million for the three and nine months ended December 30, 2016, respectively.

(3) Announced award values for competitive indefinite delivery/indefinite quantity (“IDIQ”) awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive indefinite delivery/indefinite quantity awards represent management’s estimate at the award date.

(4) Backlog represents the total estimated contract value of predominantly long-term contracts, based on customer commitments that we believe to be firm, less the amount of revenue already recognized on those contracts. Backlog includes potential orders under IDIQ contracts where CSRA is the sole awardee. Backlog value is based on contract commitments, management’s judgment, and assumptions about volume of services, availability of customer funding, and other factors. Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

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

Economic and Industry Factors
For both the nine months ended December 29, 2017 and December 30, 2016, we generated approximately 94% of our total revenue from sales to the U.S government either as a prime contractor or subcontractor to other prime contractors. For the three and nine months ended December 29, 2017, we generated approximately 46% and 44%, respectively, of our total revenue from the DoD (including all branches of the U.S. military) and intelligence community and approximately 54% and 56%, respectively, of our total revenue from health and civil contracts. We expect to continue to derive substantially all of our revenue from work performed under U.S. government contracts. As a result, our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that federal discretionary spending will grow, government budget deficits and the national U.S. debt may constrain spending across many federal agencies. Adverse changes in fiscal and economic conditions, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business. The U.S. government is operating under a continuing resolution bill passed on January 22, 2018 that extends the operations of the government to February 8, 2018. Negotiations continue in Congress to extend funding for the U.S. Government for the remainder of its fiscal year ending September 30, 2018.
Our market is highly competitive. Our revenue is driven by our ability to secure new contracts and to deliver solutions and services that add value to our customers. To drive revenue growth we believe that we must deliver market-leading service offerings and deploy skilled teams of professionals quickly across all government industries and domains. We believe that our scale, and our combination of technical expertise in applications and IT infrastructure solutions, combined with our deep public sector mission knowledge and experience, firmly established vendor partnerships, and commitment to a culture of frugality, will enable us to compete effectively in the current market environment.
Our revenue is derived principally from contracts that have characteristics unique to the federal contracting environment. Almost all of our U.S. government contracts and subcontracts may be modified, curtailed, or terminated either at the convenience of the government or for default based on factors set forth in the Federal Acquisition Regulation (“FAR”).
On December 22, 2017, the U.S. government enacted the “Tax Cuts and Jobs Act” of 2017 (the “Tax Act”). Among other provisions, this law significantly modifies the existing U.S. tax code for corporations, including a prospective change in the statutory tax rate from 35% to 21%, repeal of the corporate alternative minimum tax, changes to business tax deductions, and significant revision of international tax provisions. The change in the statutory tax rate is effective beginning January 1, 2018. Our net benefit for income taxes in the three months ended December 29, 2017 includes a $100.7 million benefit related to: (a) the revaluation of our deferred tax assets and liabilities arising from the Tax Act; and to a much lesser extent (b) a change in the Company’s liability for an uncertain tax position. Excluding the revaluation adjustment, our provision for taxes on current period income was recognized using reasonable estimates of income and the statutory rate of the Company for the full fiscal year. As our fiscal year end is March 30, 2018, CSRA’s statutory federal corporate tax rate is prorated to 31.6%. Our federal statutory rate for fiscal year 2019 and beyond will be 21.0%.
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
Results of Operations
We report our financial results using a fiscal year convention that comprises four thirteen-week quarters. Every fifth fiscal year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. The first nine months and third quarters of fiscal years 2018 and 2017 were comprised of an equivalent number of weeks.

Revenue
Revenue for the three and nine months ended December 29, 2017 and December 30, 2016 were:

	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Change	Percent Change
Defense and Intelligence	$605	$556	$49	8.8%
Civil	704	666	38	5.7
Total revenue	$1,309	$1,222	$87	7.1%

	Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Change	Percent Change
Defense and Intelligence	$1,687	$1,699	$(12)	(0.7)%
Civil	2,123	2,040	83	4.1
Total revenue	$3,810	$3,739	$71	1.9%
For the three months ended December 29, 2017, our total revenue increased by $87 million, or 7.1%, and for the nine months ended December 29, 2017, our total revenue increased by $71 million, or 1.9%, as compared to the same fiscal period of the prior year. Both the three month and nine month periods in fiscal year 2018 include the revenue associated with NES since July 3, 2017 and Praxis since November 17, 2017, which is immaterial in these comparisons.
Defense and Intelligence Segment
For the three and nine months ended December 29, 2017, Defense and Intelligence segment revenue increased by $49 million, or 8.8%, and decreased by $12 million, or 0.7%, respectively, as compared to the same fiscal periods of the prior year.
For the three months ended December 29, 2017, the revenue increase was primarily due to new contract awards and net increases on existing task orders across multiple U.S. government programs partially offset by a $16 million decline associated with the Logistics Modernization Program (“LMP”) contract.

For the nine months ended December 29, 2017, the revenue decrease was primarily due to a $59 million decline associated with the LMP contract and other program completions, which was partially offset by new awards and net increases in existing task orders across multiple U.S. government programs.
Civil Segment
For the three and nine months ended December 29, 2017, Civil segment revenue increased by $38 million, or 5.7%, and $83 million, or 4.1%, respectively, as compared to the same fiscal periods of the prior year.
For the three months ended December 29, 2017, the revenue increase was primarily due to $89 million of revenue from new programs across multiple federal agencies, including the Department of Homeland Security (“DHS”), offset by program completions and net reductions on existing task orders.
For the nine months ended December 29, 2017, the revenue increase was primarily due to $160 million of revenue from new programs across multiple federal agencies, mainly the DHS, the Office of Personnel Management and the Environmental Protection Agency, partially offset by net reductions on existing task orders and program completions.

Operating Income
Operating income increased approximately 23.1% to $128 million and approximately 15.0% to $398 million for the three and nine months ended December 29, 2017, respectively, from $104 million and $346 million for the three and nine months ended December 30, 2016, respectively.
For the three months ended December 29, 2017, the increase in operating income was primarily due to an increase in revenue and lower total operating costs, resulting from lower Cost of services (“COS”) as a percentage of revenue. Selling, general & administrative (“SG&A”) expense increased slightly in the three months ended December 29, 2017, due to an approximate $10 million loss on the sale of the Company’s headquarters facility in the period. Additionally, depreciation, and amortization costs declined due to the absence of amortization of the company’s headquarters facility as well as contract backlog assets acquired in the SRA merger, which were fully amortized by the end of fiscal year 2017.
For the nine months ended December 29, 2017, the increase in operating income was primarily due to the program delivery efficiencies and indirect cost reductions, which lowered total operating costs, resulting from lower COS and SG&A costs, as a percentage of revenue. However, SG&A in the nine months ended December 29, 2017 was negatively impacted by an approximate $10 million loss on the sale of the Company’s headquarters facility. Additionally, depreciation and amortization costs declined due to the absence of amortization of the company’s headquarters facility as well as contract backlog assets acquired in the SRA merger, which were fully amortized by the end of fiscal year 2017.
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
Segment operating income for the Defense and Intelligence, and Civil segments were:

	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Change	Percent Change
Defense and Intelligence	$70	$37	$33	89.2%
Civil	88	91	(3)	(3.3)
Segment operating income margin:
Defense and Intelligence	11.6%	6.7%	4.9%
Civil	12.5%	13.7%	(1.2)%

	Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Change	Percent Change
Defense and Intelligence	$203	$149	$54	36.2%
Civil	283	270	13	4.8
Segment operating income margin:
Defense and Intelligence	12.0%	8.8%	3.2%
Civil	13.3%	13.2%	0.1%

Defense and Intelligence Segment
For the three months ended December 29, 2017, Defense and Intelligence segment operating income increased by $33 million, or approximately 89.2%, as compared to the same fiscal period of the prior year. The increase is primarily due to lower indirect costs allocated to the segment, mostly related to depreciation and amortization.
For the nine months ended December 29, 2017, Defense and Intelligence segment operating income increased by $54 million, or 36.2%, as compared to the same fiscal period of the prior year. The increase is primarily due to lower indirect costs allocated to the segment, mostly related to depreciation and amortization. These changes were partially offset by the decline in segment revenue.
Civil Segment
For the three months ended December 29, 2017, the Civil segment’s operating income decreased by $3 million, or 3.3%, as compared to the same fiscal period of the prior year. The decrease is primarily due to higher direct costs primarily associated with software license fees, and was partially offset by lower indirect costs allocated to the segment, mostly related to depreciation and amortization. The segment’s operating income in the fiscal year 2018 period benefited from an increase in revenue.
For the nine months ended December 29, 2017, the Civil segment’s operating income increased by $13 million, or 4.8%, as compared to the same fiscal period of the prior year. The increase is primarily due to lower indirect costs allocated to the segment, mostly related to depreciation and amortization. In addition, the segment’s operating income in the period benefited from an increase in revenue.
Costs and Expenses
Our total costs and expenses were:

	Three Months Ended
(Dollars in millions)	December 29, 2017	% of Revenue	December 30, 2016	% of Revenue
Costs of services	$1,063	81.2%	$1,000	81.8%
Selling, general and administrative	56	4.3	52	4.3
Acquisition, integration, and other costs	3	0.2	5	0.4
Depreciation and amortization	59	4.5	61	5.0
Total operating expenses	1,181	90.2	1,118	91.5
Net benefit of defined benefit plans	(20)	(1.5)	(137)	(11.2)
Interest expense, net	29	2.2	36	2.9
Other expense, net	2	0.2	1	0.1
Total costs and expenses	$1,192	91.1%	$1,018	83.3%

	Nine Months Ended
(Dollars in millions)	December 29, 2017	% of Revenue	December 30, 2016	% of Revenue
Costs of services	$3,064	80.4%	$3,023	80.9%
Selling, general and administrative	156	4.1	163	4.4
Acquisition, integration, and other costs	17	0.4	18	0.5
Depreciation and amortization	175	4.6	189	5.1
Total operating expenses	3,412	89.5	3,393	90.9
Net benefit of defined benefit plans	(61)	(1.6)	(186)	(5.0)
Interest expense, net	88	2.3	95	2.5
Other expense, net	5	0.1	3	0.1
Total costs and expenses	$3,444	90.3%	$3,305	88.5%
Costs of Services
For the three and nine months ended December 29, 2017, COS as a percentage of revenue was 81.2% and 80.4%, respectively, as compared to 81.8% and 80.9% for the same periods of the prior year. Overall, cost of services as a percent of revenue were relatively stable compared to prior year periods. However, program efficiencies, as well as integration efficiencies from SRA, were partially offset by higher costs on the increased revenue from new awards and slightly higher indirect costs.
Selling, General and Administrative
For both the three months ended December 29, 2017 and December 30, 2016, SG&A as a percentage of revenue was 4.3%, compared to 4.1% and 4.4% for the nine months ended December 29, 2017 and December 30, 2016, respectively. The three and nine month periods of fiscal year 2018 include approximately $10 million of loss recognized on the sale of the Company’s headquarters facility in the third quarter of fiscal year 2018. Absent that expense, SG&A would have decreased in the fiscal year 2018 periods due primarily to lower bid and proposal expenses and other indirect cost reductions for the three and nine month periods.

For the three and nine months ended December 29, 2017, expense related to equity awards included within SG&A expenses in our results of operations was $3.3 million and $11.3 million, respectively, compared to $18.0 million and $25.1 million for the same periods of the prior year. See Note 10—Share-Based Compensation Plans in our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information on share-based compensation including unrecognized compensation expense that will impact our earnings in future periods.
Depreciation and Amortization (“D&A”)
D&A for the Defense and Intelligence, and Civil segments were:

	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Change	Percent Change
Defense and Intelligence	$42	$35	$7	20.0%
Civil	17	26	(9)	(34.6)
Total depreciation and amortization	$59	$61	$(2)	(3.3)%

	Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Change	Percent Change
Defense and Intelligence	$122	$103	$19	18.4%
Civil	53	86	(33)	(38.4)
Total depreciation and amortization	$175	$189	$(14)	(7.4)%
For the three and nine months ended December 29, 2017, D&A as a percentage of revenue decreased to 4.5% and 4.6%, respectively, compared to 5.0% and 5.1% for the same periods of the prior year. These decreases are primarily due to the absence of amortization of contract backlog assets acquired in the SRA merger, which were fully amortized by the end of fiscal year 2017. Partially offsetting these decreases, we curtailed use of certain software during the first quarter of fiscal year 2018, and recognized approximately $4.9 million of accelerated amortization expense during the period.
Acquisition, Integration, and Other Costs
Acquisition, integration, and other costs consist of separately identifiable acquisition costs and fees paid to third parties for completed acquisitions as well as integration, transition, and other costs for integrating the businesses. In prior periods, we also incurred separation and merger costs in connection with our separation from Computer Sciences Corporation (now known as DXC Technology) (“CSC”) and our subsequent merger with SRA. These costs consisted primarily of severance and other personnel costs, third-party accounting, legal, and other consulting services, as well as information technology infrastructure and application costs. For the three and nine months ended December 29, 2017, acquisition, integration, and other costs were $3 million and $17 million, respectively, and were slightly lower compared to the same periods in fiscal year 2017 when Spin-off and SRA integration costs were generally higher than in the current year periods.

Net Benefit of Defined Benefit Plans
Our defined benefit plans (the “Plans”) relate to certain legacy operations that we absorbed in the separation from CSC and are frozen for all participants. Thus, the net benefits of the Plans in fiscal year 2018 periods primarily represent the amount by which the expected return on plan assets exceeded the interest cost of our benefit obligation. However, net benefits in the three and nine month periods ended December 30, 2016 included $13 million of settlement gains associated with a voluntary settlement with certain participants as well as $101 million of actuarial gains arising from the interim remeasurement that was triggered by the settlement action in the prior year. The decrease in net benefits of the Plans was primarily due the remeasurement and settlement gains in the prior year that did not recur in fiscal year 2018. To a lesser extent, the fiscal year 2018 period declines also reflect a lower expected long-term rate of return on plan assets combined with a lower base of net pension assets in the Plans. For additional information about our estimates of the expected return on plan assets and discount rates associated with our Plans, see Note 16—Pension and Other Postretirement Benefit Plans in our Consolidated and Combined Financial Statements within our Form 10-K for the fiscal year ended March 31, 2017.
Interest Expense, Net
Interest expense was $29 million and $88 million for the three and nine months ended December 29, 2017, respectively, compared to $36 million and $95 million for the three and nine months ended December 30, 2016, respectively. See Note 7—Debt for further information about interest expense, net.
Other Expense, Net
Other expense, net comprises gains and losses from the sale of certain non-operating assets, the impact of movement in foreign currency exchange rates on CSRA's unhedged foreign currency denominated activity, and other miscellaneous gains and losses.
Other expense, net was $2 million and $5 million for the three and nine months ended December 29, 2017, respectively, compared to $1 million and $3 million for the three and nine months ended December 30, 2016, respectively.
Income Taxes
Our net benefit for income taxes in the three months ended December 29, 2017 included a benefit of $100.7 million associated with: (a) the estimated net effect of the revaluation adjustment of CSRA’s deferred tax liabilities and assets at the end of the period associated with the Tax Act; and to a much lesser extent (b) a change in the Company’s liability for an uncertain tax position. We evaluated its deferred tax assets and liabilities on a provisional basis using management estimates. Our effective tax rate (“ETR”) was (64.1)% and 4.4% for the three and nine months ended December 29, 2017, respectively, compared to 37.3% and 36.4% for the three and nine months ended December 30, 2016, respectively. The lower ETR for the three and nine months ended December 29, 2017 was primarily a result of the provisional change to the Company’s deferred tax assets and liabilities discussed above and the change to the statutory income tax rate enacted with the Tax Act. In addition, the Company’s ETR in fiscal year 2018 benefited from recognition of estimated tax credits for research and development activities, which excluding the impact of the Tax Act, lowered the ETR approximately 2.7 percentage points in the nine months ended December 29, 2017.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made. See Note 8—Income Taxes to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information.

Liquidity and Capital Resources
Cash Flows

	Nine Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016
Cash provided by operating activities	$316	$438
Cash used in investing activities	(381)	(118)
Cash provided by (used in) financing activities	19	(288)
Net (decrease) increase in cash and cash equivalents	(46)	32
Cash and cash equivalents at beginning of year	126	130
Cash and cash equivalents at end of period	$80	$162

Operating Cash Flow
Net cash provided by operating activities for the nine months ended December 29, 2017 was $316 million, a decrease of $122 million compared to the nine months ended December 30, 2016. Operating cash flow in the nine months of fiscal year 2018 was negatively affected by a significant increase in accounts receivable in the period from delays in billing and collections as well as the addition of receivables associated with NES and Praxis.
Investing Cash Flow
Net cash used in investing activities for the nine months ended December 29, 2017 was $381 million, as compared to $118 million for the nine months ended December 30, 2016. The increase in the fiscal year 2018 period is primarily due to our purchases of NES and Praxis, which was partially offset by proceeds from the sale of our corporate headquarters building.
Financing Cash Flow
Net cash provided by financing activities for the nine months ended December 29, 2017 was $19 million, compared $288 million of cash used in financing activities in the nine months ended December 30, 2016. The net cash provided from financing activities in fiscal year 2018 primarily reflects our receipt of $151 million of proceeds from borrowings (net of repayments) whereas the fiscal year 2017 period reflects our net repayment of $195 million on long-term debt in that period. Financing activities in the fiscal year 2018 period also reflect repurchases of our common stock and the payment of quarterly cash dividends to common stockholders. As discussed in “Debt Financing” below, we refinanced our credit facilities in both the first and third quarters of fiscal year 2018, which extended the maturities of our credit facilities and resulted in lower margins over base index interest rates on our outstanding debt.
Discussion of Financial Condition
Cash and Cash equivalents were $80 million and $126 million at December 29, 2017 and March 31, 2017, respectively.
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
During the nine months ended December 29, 2017 and December 30, 2016, we sold $2.26 billion and $2.33 billion, respectively, of our billed and unbilled receivables for cash. Collections by the purchaser on the receivables we sold were $2.1 billion and $2.2 billion for the nine months ended December 29, 2017 and December 30, 2016, respectively. As of December 29, 2017, there was also $13.9 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. Total receivables sold, net of collections and fees related to accounts receivable sales, resulted in an increase in operating cash flow of $130 million and $137 million for the nine months ended December 29, 2017, and December 30, 2016, respectively.
Liquidity
As of December 29, 2017, CSRA’s total liquidity was $780 million, consisting of $80 million of cash and cash equivalents and $700 million available under CSRA’s revolving credit facility. Our cash from operations is primarily derived from long-term contracts, some of which require significant investment of cash flows from operating activities during the initial phases of the contracts. We recover these investments over the life of the contract; this recovery is dependent upon our performance as well as customer acceptance. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect operating cash flows.
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
In November 2017, we completed our $235 million acquisition for Praxis, which we funded initially, in part, with borrowings under our revolving credit facility. We subsequently repaid these borrowings, and other outstanding borrowings under our revolving credit facility, with proceeds from an increase in our term loan B facility upon amendment of the credit facilities in December 2017. In November, we executed and closed a sale-leaseback transaction of our corporate headquarters property in Falls Church, Virginia. Pursuant to the transaction we received approximately $31 million, net of fees and costs, and recognized a loss of approximately $10 million on sale of the property during the third quarter.
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
Capitalization
At December 29, 2017, CSRA’s ratio of net debt-to-total capitalization was 80.0%, a decrease of 4.6 percentage points from the end of fiscal year 2017. The decrease in the ratio was primarily the result of the increase in equity capital from net income recognized during the first nine months of fiscal year 2018. We believe our capital structure and financial strength provide us with financial flexibility in a dynamic industry that we believe affords competitive and strategic advantages to providers that maintain financial flexibility.

The following table summarizes CSRA’s capitalization ratios as of December 29, 2017 and March 31, 2017.

	As of
(Dollars in millions)	December 29, 2017	March 31, 2017
Total debt(7)	$2,997	$2,799
Less: Cash and cash equivalents	80	126
Net debt(8)	$2,917	$2,673

Total debt	$2,997	$2,799
Equity	651	359
Total capitalization	$3,648	$3,158

Debt-to-total capitalization	82.2%	88.6%
Net debt-to-total capitalization	80.0%	84.6%

(7)	Total debt is the sum of short and long-term components of GAAP debt and capitalized leases.

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

Debt Financing
Including capitalized lease liabilities, CSRA had $136 million of current maturities of long-term debt and $2.86 billion of long-term debt at December 29, 2017. In March 2016, we executed a series of hedging transactions to manage the interest rate risk related to $1.4 billion of the term loan A facilities. CSRA’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements (see Note 3—Derivative Instruments to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q).
In June 2017, we completed an amendment of our credit facilities to reduce our interest rate on, and reallocate unpaid principal balances among portions of, the credit facilities. In December 2017, we completed an additional amendment of our credit facilities, which extended the maturity dates of each of the tranche A2 facility and the revolving credit facility by one year and increased our borrowings under the term loan B facility by $200 million (the proceeds of which were used, in part, to repay in full our outstanding borrowings under the revolving credit facility). See Note 7—Debt to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q and “Liquidity” in our Annual Report on Form 10-K for information about our credit facilities, as amended, including covenants, default provisions, repayment terms, and interest rates of each facility.
Our term loan facilities require us to prepay outstanding term loans, subject to certain exceptions, in the case of excess annual cash flow and in the event of certain asset sales, casualty events, and issuances of debt. During the first nine months of fiscal year 2018, we paid $122.6 million on our term loan facilities (excluding the payment of $180.6 million of the tranche A1 facility and the payment of $150.0 million of the revolving facility with the proceeds of additional borrowings under the term loan B facility).
We expect to meet our debt servicing obligations and make discretionary investments principally from free cash flow and our revolving credit facility, of which $700 million remained available but undrawn as of December 29, 2017. We do not expect that our debt service payments will adversely affect our available liquidity for short-term working capital and other cash requirements. Our expected liquidity and capital structure may be impacted, however, by discretionary investments and acquisitions that we may pursue. We are currently evaluating plans to refinance certain portions of our credit facilities. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure in the future to meet the Company’s needs.
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
During the first nine months of fiscal 2018, CSRA repurchased 500,000 shares of common stock through open market purchases for an aggregate consideration of $15.9 million, at an average price of $31.72 per share. As of December 29, 2017, CSRA remained authorized to repurchase $305.1 million of common stock pursuant to the Share Repurchase Program with an expiration date of March 31, 2019.
CSRA has declared a cash dividend of $0.10 per share every quarter since the third quarter of fiscal year 2017. In the opinion of management, CSRA has sufficient liquidity and expects to continue paying quarterly cash dividends, subject to approval by our Board of Directors.
Off Balance Sheet Arrangements
As of December 29, 2017, we did not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
CSRA has contractual obligations for long-term debt, capital lease liabilities and other obligations, including our performance guarantees and expiration of stand-by letters of credit. See Note 7—Debt and Note 13—Commitments and Contingencies to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about these obligations.
Critical Accounting Policies and Estimates
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
Revenue recognition
Substantially all of our revenue is derived from contracts with departments and agencies of the U.S. government, as well as state and local government agencies. We generate our revenue from the following types of contractual arrangements: time and materials contracts, firm-fixed-price contracts, and cost-plus-fee contracts, which comprised approximately 23%, 45%, and 32%, respectively, of our revenue in the nine months ended December 29, 2017, compared to 21%, 44%, and 35%, respectively, of our revenue in the nine months ended December 30, 2016.

Many of our contracts require the use of estimates-at-completion (“EAC”) in the application of the percentage-of-completion accounting method. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 36% and 38% of our revenue for the nine months ended December 29, 2017 and December 30, 2016, respectively. When changes in estimates of contract sales or costs occur, we make revisions to EACs and reflect changes in the results of operations in the period in which the facts that give rise to the revision become known by management. See Note 1—Description of the Business, Basis of Presentation and Recent Accounting Pronouncements to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for additional information.
Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the government. At December 29, 2017, we did not have any federal contract terminations in process that would have a material effect on our consolidated financial position, results of operations or cash flows.
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
Income tax provision and deferred tax assets and liabilities
As discussed above in “Results of Operations- Income Taxes”, the Company’s results for the third quarter of fiscal year 2018 were significantly affected by the recently enacted Tax Act. Significant assumptions and estimates were required by us to determine the provisional amounts of our tax provision, deferred tax assets and deferred tax liabilities. For certain tax effects, we used the guidance provided by the SEC in Staff Accounting Bulletin No. 118 (“SAB 118”). See Note 1—Description of the Business, Basis of Presentation and Recent Accounting Pronouncements and Note 8—Income Taxes for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates or foreign currency exchange rates. We actively monitor these exposures and manage such risks through our regular operating and financing activities or the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents. As of December 29, 2017 and March 31, 2017, we had $80 million and $126 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our outstanding debt facilities include variable interest rate terms and expose us to financial risk from changes in market interest rates. Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest expense and to manage our exposure related to interest rate movements (See Note 3—Derivative Instruments to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further discussion). Net of the benefit from our interest-rate derivatives, a hypothetical 1% increase in interest rates would have increased the interest expense incurred under our credit facilities by approximately $15 million for the first nine months of fiscal year 2018, and likewise decreased our net income and cash flows.
The return on our cash and cash equivalents balance as of December 29, 2017 and March 31, 2017 was less than 1%; thus, although investment interest rates may continue to decline in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
Our reporting currency is the U.S. dollar (“USD”). Our foreign business operations, however, which predominantly provide business processing support services to our U.S. government customers, incur expenses denominated in foreign, local currencies. The expenses associated with providing our business processing services are invoiced either in USD based upon the current USD to local currency exchange rates, or in the foreign, local currency. Such expenses expose us to exchange rate fluctuations between USD and the local currency. Historically, we have mitigated the volatility relating to these exposures, in part, through the identification of potential foreign currency exposures through the contract bidding and forecasting process that would expand or modify our services. We have also been able to mitigate a portion of foreign currency risk through earnings by matching revenue earned in the same local currency as the expense incurred. In the first quarter of fiscal year 2018, we also began to hedge certain of these exposures using forward currency contracts. These mitigation strategies, however, may not be effective to offset currency exchange rate fluctuations (including possible currency devaluations). We estimate that an adverse change of 1% in exchange rates would have increased our cost of services denominated in foreign currencies by $0.6 million in the nine months ended December 29, 2017.
We have not entered into any hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

CSRA’s management, with the participation of CSRA’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CSRA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 29, 2017. Based on that evaluation, CSRA’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2017, CSRA’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that CSRA files or submit under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the nine months ended December 29, 2017 and concluded that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2015, the Board authorized the Share Repurchase Program, pursuant to which CSRA, from time to time, purchases shares of its common stock for an aggregate purchase price not to exceed $400 million. The share repurchases may be executed through open market transactions, privately negotiated transactions, or other means, and are in compliance with SEC rules and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. See Note 11—Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) to our unaudited Consolidated and Condensed Financial Statements in this Form 10-Q for further information about the Share Repurchase Program.

The following table presents repurchases of our common stock during the nine months ended December 29, 2017.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) in Period	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2017 - April 28, 2017	—	$—	—	$—
April 29, 2017 - May 26, 2017	—	—	—	—
May 27, 2017 - June 30, 2017	450,000	31.71	450,000	306.7
July 1, 2017 - July 28, 2017	50,000	31.77	500,000	305.1
July 29, 2017 - August 25, 2017	—	—	—	—
August 26, 2017 - September 29, 2017	—	—	—	—
October 30 - November 27, 2017	—	—	—	—
October 28, 2017 - November 24, 2017	—	—	—	—
November 25 - December 29, 2017	—	—	—	—
Total	500,000	$31.72	500,000	$305.1

(1) The Share Repurchase Program, which was authorized by the Board on November 30, 2015, does not obligate CSRA to purchase any shares, and expires on March 31, 2019. As of December 29, 2017, CSRA had repurchased 3,257,448 shares of common stock (at an average price of $29.13 per share) through open market purchases for an aggregate consideration of approximately $94.9 million, and remained authorized to repurchase $305.1 million of common stock under the program.
Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Exhibit Description
10.1
Third Amendment to Credit Agreement, dated as of December 29, 2017, by and among CSRA Inc., the guarantors party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., in its capacity as Pro Rata Administrative Agent, Royal Bank of Canada, in its capacity as Term Loan B Administrative Agent, the Incremental Term Loan B Lenders party thereto and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on January 2, 2018.

10.2	*#	CSRA 2015 Non-Employee Director Incentive Plan Restricted Stock Unit Agreement
10.3	*#	Executive Officer Employment Separation Policy, effective June 15, 2016
31.1	*	Section 302 Certification of Chief Executive Officer
31.2	*	Section 302 Certification of Chief Financial Officer
32.1	*	Section 906 Certification of Chief Executive Officer
32.2	*	Section 906 Certification of Chief Financial Officer
101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Labels
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith
	#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSRA INC.

Dated:	February 7, 2018	By:	/s/ William Luebke
		Name:	William Luebke
		Title:	Controller
(Principal Accounting Officer)